Form 10-Q
period 1999-09-30
QUOTESMITH COM INC
filed 1999-11-15
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to _________.


                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                           36-3299423
       (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)

                        8205 SOUTH CASS AVENUE, SUITE 102
                             DARIEN, ILLINOIS 60561
                                 (630) 515-0170
                    (ADDRESS AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [x] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of outstanding shares of the regisrant's common stock was 19,224,181, net of treasury shares, on November 15, 1999.

                                      INDEX


                                                                         PAGE
                                                                         ----

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets (Unaudited)....................................    3

         Statements of Operations (Unaudited)..........................    4

         Statements of Stockholders' Equity (Unaudited)................    5

         Statements of Cash Flows (Unaudited)..........................    6

         Notes to Financial Statements.................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   26



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   26

Item 2.  Changes in Securities and Use of Proceeds.....................   26

Item 3.  Defaults Upon Senior Securities...............................   27

Item 4.  Submission of Matters to a Vote of Security Holders...........   27

Item 5.  Other Information.............................................   27

Item 6.  Exhibits and Reports on Form 8-K..............................   27

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS

                                                      SEPTEMBER 30,        DECEMBER 31,
                                                          1999                1998
                                                       (UNAUDITED)
                                                      ------------        ------------
ASSETS

Cash and cash equivalents ........................    $  9,531,113        $    518,202
Fixed maturity investments -
   available for sale at fair value (Note 4) .....      46,852,049
Commissions receivable ...........................       1,207,763           1,007,662
Other assets .....................................         580,747              39,248
                                                      ------------        ------------
Total current assets .............................      58,171,672           1,565,112
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (1999--$271,039; 1998--$166,102) ..............         515,472             240,606
                                                      ------------        ------------
Total assets .....................................    $ 58,687,144        $  1,805,718
                                                      ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...................................    $  2,786,715        $    816,327
                                                      ------------        ------------
Total current liabilities ........................       2,786,715             816,327


Commitments and contingencies
   (Note 5)
Stockholders' equity (Note 3):
      Common stock par value, $.001 per share;
        shares authorized:
        1999 -- 60,000,000; 1998--35,000,000
        shares issued: 1999--21,758,181;
        1998--14,921,091 .........................          21,758              14,921
      Additional paid-in capital .................      63,604,381           1,624,061
      Retained-earnings deficit ..................      (7,451,984)           (386,591)
      Treasury stock at cost
        (2,534,000 shares) .......................        (263,000)           (263,000)
      Accumulated other comprehensive loss .......         (10,726)
                                                      ------------        ------------
Total stockholders' equity .......................      55,900,429             989,391
                                                      ------------        ------------
Total liabilities and stockholders'
   equity ........................................    $ 58,687,144        $  1,805,718
                                                      ============        ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                  NINE MONTHS
                                                         SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                         -------------                -------------------
                                                     1999             1998           1999            1998
                                                     ----             ----           ----            ----
                                                          (UNAUDITED)                     (UNAUDITED)
Revenues:
   Commission revenues ......................    $  2,348,588     $  1,329,617   $  5,358,423    $  3,845,654
   Other revenue ............................          10,430           15,415         50,795          55,179
                                                 ------------     ------------   ------------    ------------
Total revenues ..............................       2,359,018        1,345,032      5,409,218       3,900,833
Expenses:
   Selling and marketing ....................       4,639,136          481,874      6,770,733       1,103,251
   Operations ...............................       1,219,648          732,904      3,909,790       1,939,901
   General and administrative ...............         870,574          283,540      2,255,781         773,354
                                                 ------------     ------------   ------------    ------------
Total expenses ..............................       6,729,358        1,498,318     12,936,304       3,816,506
                                                 ------------     ------------   ------------    ------------
Operating income (loss) .....................      (4,370,340)        (153,286)    (7,527,086)         84,327
Interest income (expense), net (Note 6) .....         421,118            5,291        461,693          (4,510)
                                                 ------------     ------------   ------------    ------------
Income (loss) before income
   taxes ....................................      (3,949,222)        (147,995)    (7,065,393)         79,817
Income taxes (credit) .......................                          (33,295)
                                                 ------------     ------------   ------------    ------------
Net income (loss) ...........................    $ (3,949,222)    $   (114,700)  $ (7,065,393)   $     79,817
                                                 ============     ============   ============    ============
Net income (loss) per common
   share, basic and diluted .................    $      (0.23)    $      (0.01)  $      (0.49)   $       0.01
                                                 ============     ============   ============    ============
Weighted average common
   shares and equivalents
   outstanding:
   Basic ....................................      16,999,079       12,359,238     14,527,040      12,217,488
   Diluted ..................................      16,999,079       12,359,238     14,527,040      12,262,859




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                                                                   TOTAL
                                        ------------                                                 ACCUMULATED   STOCKHOLDERS'
                                    NUMBER OF                ADDITIONAL     RETAINED                    OTHER         EQUITY
                                     SHARES         PAR       PAID-IN       EARNINGS      TREASURY  COMPREHENSIVE  (DEFICIENCY
                                     ISSUED        VALUE      CAPITAL       (DEFICIT)       STOCK       LOSS        IN ASSETS)
                                     ------        -----      -------       ---------       -----       ----        ----------
1998:
Balance at January 1 ..........   $ 14,490,000    $14,490   $   206,220   $  (190,990)   $(263,000)   $     --    $   (233,280)
   Net loss ...................             --         --            --      (195,601)          --          --        (195,601)
   Proceeds from sale
     of common stock ..........        431,091        431     1,267,841            --           --          --       1,268,272
   Effect of stock
     options granted ..........             --         --       150,000            --           --          --         150,000
                                  ------------    -------   -----------   -----------    ---------    --------    ------------
   Balance at December 31 .....     14,921,091     14,921     1,624,061      (386,591)    (263,000)         --         989,391
Nine months ended
   September 30,1999(unaudited)
   Net loss ...................             --         --            --    (7,065,393)          --          --      (7,065,393)
   Other comprehensive loss-
     unrealized loss on
       investments ............             --         --            --            --           --     (10,726)        (10,726)
                                                                                                                  ------------
   Total comprehensive loss ...                                                                                     (7,076,119)
   Proceeds from sale
     of common stock (Note3):
       Private placement ......      1,128,000      1,128     3,382,872            --           --          --       3,384,000
       Public offering, less
       expenses of $1,106,512 .      5,709,090      5,709    57,501,770            --           --          --      57,507,479
   Employee stock compensation              --         --     1,095,678            --           --          --       1,095,678
                                  ------------    -------   -----------   -----------    ---------    --------    ------------
   Balance at September 30
     (unaudited) ..............     21,758,181    $21,758   $63,604,381   $(7,451,984)   $(263,000)   $(10,726)   $ 55,900,429
                                  ============    =======   ===========   ===========    =========    ========    ============



                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                        -------------------
                                                        1999           1998
                                                        ----           ----
                                                            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................   $ (7,065,393)   $     79,817
     Adjustments to reconcile
       to net cash provided
       (used) by operating
       activities:
         Depreciation expense ..................        104,935          40,445
         Accounts payable and
           accrued liabilities .................      1,970,388         (70,462)
         Commissions receivable ................       (200,101)        (71,512)
         Stock compensation ....................      1,095,678          50,000
         Other assets ..........................       (541,499)         (6,429)
                                                   ------------    ------------
     Net cash provided (used)
       by operating activities .................     (4,635,992)         21,859
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investments .....................    (46,862,775)             --
   Purchases of furniture,
     equipment, and software ...................       (379,801)       (122,415)
                                                   ------------    ------------
   Net cash used by investing
     activities ................................    (47,242,576)       (122,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock ..............................     60,891,479       1,224,997
   Proceeds from notes payable (Note 3) ........      2,000,000
   Repayment of notes payable (Note 3) .........     (2,000,000)       (194,189)
                                                   ------------    ------------

   Net cash provided by
     financing activities ......................     60,891,479       1,030,808
                                                   ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......      9,012,911         930,252
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        518,202           3,809
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....   $  9,531,113    $    934,061
                                                   ============    ============




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  DESCRIPTION OF BUSINESS

         Quotesmith.com, Inc. (the Company) has developed an Internet-based insurance service that enables consumers and business owners to obtain instant quotes from over 300 insurance companies without the involvement of any commissioned salespeople. The Company allows consumers to: (1) search for, analyze and compare insurance products; (2) request and obtain insurance quotes; and (3) select and purchase insurance coverage from the insurance company of their choice.

         The Company incorporated and began its operations in March 1984 and during the period from 1984 to 1994 provided an electronic quotation and policy information service to insurance agents and brokers. Throughout this period the Company was not engaged in the marketing of insurance to consumers. In 1994, the Company began focusing its business strategy on marketing term life insurance to self-directed consumers utilizing its proprietary insurance price comparison technology. In May 1996, the Company began providing real-time quotes for term life insurance on the Internet and began receiving online insurance application requests from consumers. Over the last four years, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance.

2.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

3.  STOCKHOLDERS' EQUITY AND RELATED PARTY TRANSACTIONS

         In August of 1999 the Company completed its initial public offering of its common stock. A total of 5,709,090 shares of the Company's Common Stock were sold at a price of $11.00 per share. Net proceeds from the initial public offering totaled $58,613,991. Expenses related to the offering totaled approximately $1.1 million.

         In September 1998, the Company entered into a three year services agreement with a third party (the Party) under which the Company paid a fee to the Party for its customers who purchase insurance through the Company's service. In February 1999, the Company sold 1,000,000 shares of its common stock to the parent company of the Party (the Investor) for proceeds of $3,000,000 in a private placement. The Company also sold 272,727 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering.

         In June 1999, the Company borrowed $2,000,000 from the Investor. Interest accrued at an annual rate of 12.5%. The note was paid in full on August 5, 1999 with interest totaling $28,767.

4.  INVESTMENTS

         The company classifies its fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders' equity with no effect on net income or loss.

         At September 30, 1999, short-term investments were classified as available-for-sale securities and were reported at fair value, as follows:

                                                                           GROSS            GROSS
                                                           AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                                             COST          GAINS            LOSSES          VALUE
                                                             ----          -----            ------          -----
U.S. Government agency bonds .......................... $  13,652,053   $       121      $       175   $  13,651,999
State and municipal bonds..............................    10,014,710            --           11,579      10,003,131
Corporate bonds and commercial paper ..................    23,196,012           907               --      23,196,919
                                                        -------------   -----------      -----------   -------------
Total    .............................................. $  46,862,775   $     1,028      $    11,754    $ 46,852,049
                                                        =============   ===========      ===========    ============

         As of September 30, 1999, based on contractual maturities, the fair value of investments that mature within one year amount to $43,840,569 and the fair value that mature in two years amount to $3,011,480.

         Money market investments are included as part of cash and cash equivalents.

5.  COMMITMENTS AND CONTINGENCIES

         The Company leases office space under an operating lease agreement in which the Company is committed to annual rent expense of approximately $240,000 through 2003.

         The Company has employment agreements with certain of its executives under which the Company would be required to pay severance of one to two years of annual salary to terminate those agreements.

         The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


6.  NON OPERATING INCOME

         Interest income and (expense), net, in the accompanying Statement of Operations includes the following:

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -------------                  -------------
                                                             1999          1998             1999           1998
                                                             ----          ----             ----           ----
Interest income........................................ $     445,810   $    12,148    $     490,605   $      19,947
Interest expense.......................................        24,692         6,857           28,912          24,457
                                                        -------------   -----------    -------------   -------------
Interest income (expense), net......................... $     421,118   $     5,291    $     461,693   $      (4,510)
                                                        =============   ===========    =============   =============

7.  COMPREHENSIVE INCOME

         For the Company, comprehensive income includes net income or loss and net unrealized investment gains or losses, as follows:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 -------------                   -------------
                                                              1999          1998             1999            1998
                                                              ----          ----             ----            ----
Net income (loss)...................................... $  (3,949,222)  $  (114,700)   $  (7,065,393)   $     79,817
Unrealized loss on investments.........................       (10,726)           --          (10,726)             --
                                                        -------------   -----------    -------------    ------------
Comprehensive income (loss)............................ $  (3,959,948)  $  (114,700)   $  (7,076,119)   $     79,817
                                                        =============   ===========    =============    ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

         Quotesmith.com is one of the most comprehensive Internet-based insurance services available. Our service allows consumers to compare insurance products, obtain instant quotes from over 300 companies and to purchase insurance from the Company of their choice - all without the involvement of any commissioned salespeople.

         Quotesmith.com is licensed as an agent for life and health insurance in all 50 states and the District of Columbia. We now provide instant quotes, and allow customers to apply for, the following types of insurance: term life insurance, dental, individual and family medical insurance, small group medical insurance, Medicare supplement insurance, "no-exam" whole life insurance and fixed annuity insurance. We also have click-through arrangements with Progressive Corp. and Intuit Insurance Services, Inc., to provide our customers access to private-passenger automobile insurance quotes.

         We generate revenues from the receipt of commissions paid to us by insurance companies based upon the policy premiums paid by consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and by product. We recognize the full first year commission revenues after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of first year installment premiums. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates for term life are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangements with Progressive and Intuit Insurance Services. Other revenues are primarily comprised of revenue streams associated with our historical business of providing electronic quotations and policy information to insurance agents and brokers. These revenues are recognized when we receive notification that these revenues have been earned.

         The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Any changes in the amount of time between submitted application and revenue recognition, of which a significant part is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

Time between the receipt of a completed application to revenue recognition was approximately 98 days in the quarter ended September 30, 1999 and was approximately 109 days in the quarter ended September 30, 1998.

         In the year ended 1998, over 98% of our revenues were derived from the sale of term life policies. In the three months ended September 30, 1999, 94.7% of our revenues were derived from the sale of term life policies compared to 98.9% in the three months ended September 30, 1998.

         At September 30, 1999 there were 90 employees, compared to 59 at September 30, 1998 and 88 at June 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth our results of operations expressed as a percentage of total revenues:

                                                                 PERCENTAGE OF TOTAL REVENUES
                                                                 ----------------------------

                                                                    THREE MONTHS                          NINE MONTHS
                                                                 ENDED SEPTEMBER 30                   ENDED SEPTEMBER 30,
                                                                 ------------------                   -------------------
                                                                  1999         1998                     1999       1998
                                                                  ----         ----                     ----       ----
Revenues:
   Commission...................................................  99.6%         98.9%                    99.1%      98.6%
   Other  ......................................................   0.4           1.1                      0.9        1.4
                                                                ------        ------                   ------      -----
     Total revenues............................................. 100.0         100.0                    100.0      100.0
Expenses:
   Selling and marketing........................................ 196.7          35.8                    125.2       28.3
   Operations...................................................  51.7          54.5                     72.3       49.7
   General and administrative...................................  36.9          21.1                     41.7       19.8
                                                                ------        ------                   ------      -----
     Total expenses............................................. 285.3         111.4                    239.2       97.8
                                                                ------        ------                   ------      -----
Operating income (loss).........................................(185.3)        (11.4)                  (139.2)       2.2
Interest income (expense), net..................................  17.9           0.4                      8.5       (0.1)
                                                                ------        ------                   ------      -----
Income (loss) before taxes......................................(167.4)        (11.0)                  (130.7)       2.1
Income taxes (credit)...........................................   0.0           2.5                      0.0        0.0
                                                                ------        ------                   ------      -----
Net income (loss)...............................................(167.4)%        (8.5)%                 (130.7)%      2.1%
                                                                ======        ======                   ======      =====


COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

Revenues

         Revenues increased to $2.4 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998 and increased to $5.4 million in the nine months ended September 30, 1999 from $3.9 million in the nine months ended September 30, 1998. These increases resulted primarily from the growth in the number of insurance policies sold. During the three months ended September 30, 1999 the Company sold 5,053 insurance policies compared to 2,788 policies in the September 1998 quarter. This increase in paid policies was greater than anticipated, based on historical averages, due to a higher percentage of applications received resulting in paid policies. In future quarters, the Company is uncertain regarding the continuation of the recent increase in applications received resulting in paid policies. For the nine months ended September 30, 1999 the Company sold 11,053 insurance policies compared to 7,973 policies in the nine months ended September 30, 1998.

Operating Expenses

         Selling and Marketing. Selling and marketing expenses consist primarily of direct advertising costs. Selling and marketing expenses increased to $4.6 million for the three months ended September 30, 1999 from $482,000 for the three months ended September 30, 1998 and increased to $6.8 million in the nine months ended September 30, 1999 from $1.1million in the nine months ended September 30, 1998. Selling and marketing expenses increased as a percentage of revenues from 35.8% for the three months ended September 30, 1998 to 196.7% for the three months ended September 30, 1999. Selling and marketing expenses also increased for the comparable nine-month periods from 28.3% to 125.2%. The increase in selling and marketing expenses was primarily due to the expansion of our national direct advertising campaign. Over the next two years, we intend to significantly increase our advertising and marketing efforts in an attempt to build greater brand awareness, drive more quote volume and increase the number of insurance policies sold.

         Operations. Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits and expenses associated with processing insurance applications and maintaining our database and Web site. Operations expenses increased to $1.2 million for the three months ended September 30, 1999 from $733,000 for the three months ended September 30, 1998 and increased to $3.9 million in the nine months ended September 30, 1999 from $1.9 million in the nine months ended September 30, 1998. Operations expenses decreased as a percentage of revenues from 54.5% for the three months ended September 30, 1998 to 51.7% for the three months ended September 30, 1999, and increased from 49.7% for the nine months ended September 30, 1998 to 72.3% for the nine months ended September 30, 1999. Operations expenses increased over the comparable nine-month period due to an increased number of employees and due to compensation expense of $549,000 relating to stock options granted in 1999.

         General and Administrative. General and administrative expenses consist primarily of executive compensation and benefits, financial and legal expenses and office expenses. General and Administrative expenses increased to $871,000 for the three months ended September 30, 1999 from $284,000 for the three months ended September 30, 1998. General and Administrative expenses increased to $2.3 million in the nine months ended September 30, 1999 from $773,000 in the nine months ended September 30, 1998. General and Administrative expenses increased as a percentage of revenues from 21.1% for the three months ended September 30, 1998 to 36.9% for the three months ended September 30, 1999. Expenses related to General and Administrative also increased for the comparable nine-month periods from 19.8% to 41.7%. The increase was primarily due to increases in staffing and compensation expenses relating to the issuance of stock options. For the nine months ended September 30, 1998, we recorded compensation expense of $50,000 for the issuance of stock options to employees compared to $547,000 in the nine months ended September 30, 1999. Additional unearned compensation expense will be amortized over the remaining vesting period of the applicable options in the amounts of $83,000 for the remainder of 1999, $192,000 in 2000 and $39,000 in 2001.

Interest Income (Expense), Net

         The Company's interest income and expense, net, increased from $5,000 of net income for the three months ended September 30, 1998 to $421,000 of net income for the three months ended September 30, 1999. Interest income and expense increased from $5,000 net expense for the nine months ended September 30, 1998 to $462,000 of net interest income in the nine months ended September 30, 1999. The increase for all periods presented was the result of interest earned on cash, cash equivalents and investments, particularly the interest earned on the net proceeds from the Company's initial public offering completed in August 1999. Interest income is expected to increase during the three months ended December 31, 1999 as the result of a full quarter of interest relative to the initial public offering proceeds.

Income Taxes (Credit)

         We had no income tax credit or limited credits for the periods presented due to valuation allowances provided against net deferred tax assets. The company anticipates the need for valuation allowances for all net deferred taxes over the next two years.

LIQUIDITY AND CAPITAL RESOURCES

         Since 1995, our primary sources of operating funds have been commissions from the sale of insurance policies. The Company has obtained additional financing from bank borrowings, private financing and the sale of common stock. In August of 1999, the Company completed its initial public offering of shares of common stock, pursuant to which it issued 5,709,090 shares of its common stock at a price of $11.00 per share. The company received approximately $57.5 million in cash, net of underwriting discounts and costs associated with the initial public offering.

         At September 30, 1999 the Company's principal sources of liquidity consisted of $9.5 million in cash and cash equivalents and $46.9 million in marketable securities, compared to $518,000 in cash at December 31, 1998.

         Net cash used in operating activities was $4.6 million for the nine months ended September 30, 1999, compared to $22,000 of cash provided by operating activities for the nine months ended September 30, 1998. The increase in cash used in the 1999 period was primarily a result of a net loss and increases in commissions receivable and other assets. These increases were partially offset by non-cash charges for depreciation and stock compensation, in addition to an increase in accounts payable.

         Net cash used in investing activities was $47.2 million for the nine months ended September 30, 1999, compared to $122,000 for the nine months ended September 30, 1998. Net cash used in investing activities consisted of net purchases of marketable securities and the purchase of fixed assets.

         Net cash provided by financing activities of $60.9 million for the nine months ended September 30, 1999 resulted from proceeds from the initial public offering of common stock in August of 1999. On June 24, 1999, we borrowed $2.0 million from Intuit, Inc. at an interest rate, payable quarterly, of 12.5%. This loan was repaid on August 5, 1999 with proceeds from the initial public offering.

         We currently expect that the cash proceeds we received from our initial public offering, together with our existing cash balances, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

YEAR 2000 READINESS DISCLOSURE

         Our State Of Readiness. We have defined year 2000 compliance as follows:

         That the information technology time and date data processes, including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in our products and services offered through our service, will function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could harm the performance of these products or the delivery of these services as applicable at any time hereafter.

         Our year 2000 project encompasses both information and non-information systems within Quotesmith.com as well as the investigation of our strategic suppliers/business partners. To date, we have not experienced any material year 2000 problems. We have internally performed and evaluated all year 2000 compliance evaluation, remediation, testing and compliance certification. We have relied completely on internal resources and not used any third party with respect to our year 2000 efforts.

          We have inventoried and assessed the year 2000 readiness of the following:

         In-house Applications. We have internally developed most of the systems used in the operation of our business and believe that these systems are year 2000 compliant. On March 31, 1999, we completed the assessment, remediation and testing of all of our internally developed production systems.

         Third Party Software and Hardware. We have assessed the year 2000 readiness of our third-party supplied hardware and software. The failure of such hardware and software systems to be year 2000 compliant could adversely affect business functions as well as the operations of our Web site. As part of our assessment program, we have contacted third party vendors and licensors of software and computer technology to seek assurances that their products are year 2000 compliant. We have not used any independent verification processes to assure the year 2000 compliance of third parties. We completed the assessment process in the second quarter of 1999.

         As a result of our evaluation of third party supplied hardware and software, we did not discover any material issues. However, we determined that we needed to apply several software upgrade patches to achieve year 2000 compliance. We obtained and installed all software upgrades.

         Business Partners. We have contacted our material insurance company participants whose products or services are sold through our service to determine if they are year 2000 compliant. We have received responses from 95% of the insurance companies we have contacted. All of the respondents have stated that they have year 2000 programs in place and currently are or will be year 2000 compliant.

         Non-information Technology Facilities and Utilities. This category includes components in our office support systems including copy machines, fax machines, telephone and communications systems, postage machines, electrical, and air handlers. We have completed our evaluation of our non-information technology systems for year 2000 compliance.

         As a result of this evaluation, we did not discover any material hardware issues. However, we determined that we needed to apply a software upgrade to our voice mail system to achieve year 2000 compliance. The approximate cost of that upgrade was $1,000 and the upgrade has been completed.

         We have contacted our property management firm and obtained a statement from this firm that our office space is year 2000 compliant.

         The Costs to Address Year 2000 Issues. We have expensed and will continue to expense amounts incurred in connection with year 2000 compliance. To date, we have expended approximately $55,000. We do not expect to incur additional material expenses for Y2K readiness. The additional costs to make any other products or services year 2000 compliant by December 31, 1999 will be expensed as incurred.

         We are not currently aware of any material operational issues or costs associated with preparing our systems for the year 2000. However, we may experience unexpected material costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material insurance company participant in our program to be year 2000 compliant.

         Risks Associated With Year 2000 Issues. Notwithstanding our year 2000 compliance efforts, the failure of a material system or vendor, including one or more insurance company participants in our service, or the Internet generally, to be year 2000 compliant could harm the operation of our service, prevent some products and services from being offered through our service, or have other unforeseen, harmful consequences to us.

         Finally, we also are subject to external year 2000-related failures or disruptions that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions. All of these factors could harm our business, financial condition and results of operations.

         Contingency Plans. There is a possibility that an unforeseen year 2000-related event may occur and cause a disruption for which we are not currently prepared. Our contingency plan for this possibility includes having our computer programmers and support staff on call or on site to respond to any disruption of our business during a critical transition date--e.g., September 9, 1999 or January 1, 2000. We will continue to assess our systems and those of our vendors throughout the remainder of this year. If our contingency plan is inadequate to prevent or resolve a year 2000 disruption, there could be a material harmful effect on our business, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS BECAUSE OF OUR LIMITED ELECTRONIC COMMERCE HISTORY

         Although we began operations in 1984, we did not begin our Internet operations until May 1996. Accordingly, we have a limited history in operating our electronic commerce business on which you can evaluate our company and prospects. Investment in the Company must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, using new and unproven business models.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $636,000 in 1997, $198,000 in 1998 and $7.5 million for the nine months ended September 30, 1999. Because we plan to continue to significantly increase our operating expenses in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

IF THE PURCHASE OF INSURANCE OVER THE INTERNET OR OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE HARMED

         Our success will depend in large part on widespread consumer acceptance of purchasing insurance online. The development of an online market for insurance has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market. Our future growth, if any, will depend on the following critical factors:

- the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

-        consumers' willingness to conduct self-directed insurance research;

- our ability to successfully and cost-effectively market our services to a sufficiently large number of consumers;

- our ability to consistently fulfill application requests on an efficient and timely basis; and

- our ability to overcome a perception among many consumers that obtaining insurance online is risky.

         We cannot assure you that the market for our services will develop, that our services will be adopted or that consumers will significantly increase their use of the Internet for obtaining insurance. If the online market for insurance fails to develop or develops more slowly than we expect, or if our services do not achieve widespread market acceptance, our business would be significantly harmed.

WE MAY GENERATE LIMITED REVENUES BECAUSE CONSUMERS CAN OBTAIN FREE QUOTES AND OTHER INFORMATION WITHOUT PURCHASING INSURANCE THROUGH OUR WEB SITE

         We only generate revenues if a consumer purchases insurance through our service. Consumers can access our Web site and obtain quotes and other information free of charge without any obligation to purchase insurance through us. Because virtually all of the insurance policies quoted at our Web site can be purchased through sources other than us, consumers may take the quotes and other information that we provide to them and purchase one of our quoted policies from the agent or broker of their choice. If consumers only use our Web site for quote information purposes, we will not generate revenues and our business would be significantly harmed.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAKES IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND MAY CONTRIBUTE TO VOLATILITY IN OUR STOCK PRICE

         Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Causes of these fluctuations have included, among other factors:

- the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria--this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

- increases in selling and marketing expenses, as well as other operating expenses;

- volatility in bonus commissions paid to us by insurance companies which typically are highest in the fourth quarter;

-        volatility in renewal commission income;

- the conversion and fulfillment rates of consumers' applications, which vary according to insurance product;

-        new sites, services and products by our competitors;

- price competition by insurance companies in the sale of insurance policies; and

-        the level of Internet usage for insurance products and services.

         In addition, we have a very long revenue cycle. As a result, substantial portions of our expenses, including selling and marketing expenses, are incurred well in advance of potential revenue generation. If revenues do not meet our expectations as a result of these selling and marketing expenses, our results of operations will be harmed.

         Any one or more of the above-mentioned factors could harm our business and results of operations, which makes quarterly predictions difficult and often unreliable. As a result, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and not good indicators of our future performance. Due to the above-mentioned and other factors, it is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely decrease.


WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

         There are a growing number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. We incurred approximately $1.8 million of selling and marketing expenses during the twelve months ended December 31, 1998 and $6.8 million for the nine months ended September 30, 1999. To increase awareness of our brand we are expecting to incur significantly greater amounts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

WE MUST SUCCESSFULLY EXPAND INTO ADDITIONAL INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

         We have recently expanded our product offering to include other types of insurance in addition to our traditional term life product and may continue to do so in the future. Expanding our product offering has required significant expenditures and further expansion, if any, will require additional expenditures. In addition, a portion of our increased selling and marketing expenditures will be used to promote these new product offerings. However, to date we have generated small amounts of revenues from our new product types. If our new product offerings do not generate sufficient revenues to cover the related expenditures, our business, results of operations and financial condition would be harmed.

PURSUANT TO OUR AGREEMENT WITH INTUIT INSURANCE SERVICES, WE MAY NOT PURSUE SOME STRATEGIC RELATIONSHIPS OR AGREEMENTS WITHOUT ITS PRIOR CONSENT WHILE INTUIT INSURANCE SERVICES MAINTAINS A WEB SITE THAT IS COMPETITIVE WITH OUR SERVICE

         Pursuant to the services agreement we have with Intuit Insurance Services, in some situations we may not enter into strategic relationships or agreements with some companies, many of whom are significant participants in electronic commerce, without Intuit Insurance Services' prior consent. This agreement may preclude us from entering into strategic relationships we find desirable. In addition, Intuit Insurance Services' Quicken InsureMarket provides online insurance services similar to ours. Because Intuit Insurance Services operates a competitive service and Intuit Inc. is one of our significant stockholders, we may face conflicts of interest with Intuit that could harm our business.

BECAUSE WE GENERATE A SIGNIFICANT AMOUNT OF REVENUE FROM A SMALL NUMBER OF INSURANCE COMPANIES, WE COULD EXPERIENCE A SUBSTANTIAL DROP IN OUR REVENUES IF HIGH VOLUME INSURANCE COMPANIES REFUSE TO APPOINT US AS THEIR AGENT

         We generate a significant portion of our revenues in any given year from a small number of insurance companies. Our top five insurance companies represented 59.6% of the paid policies we sold for the nine months ended September 30, 1999, 64.0% during 1998 and 77.5% in 1997. These insurance companies that generate large policy volume for us do so principally because they offer the lowest risk-adjusted premium rates during the relevant period.

         We conduct our insurance business pursuant to agency contracts with insurance companies. We cannot guarantee that we will continue to be appointed as an agent to offer insurance for these or any other insurance companies. In addition, these contracts, if entered into, can be terminated with or without cause and with little or no notice to us by the insurance company. The loss of one or more of these agency contracts with an insurance company that is charging competitive or low premium rates could harm our business substantially.

WE DO NOT HAVE AGENCY CONTRACTS WITH ALL OF THE INSURANCE COMPANIES WE QUOTE ON OUR WEB SITE AND SOME INSURANCE COMPANIES MAY REFUSE TO PARTICIPATE IN OUR DATABASE OR REFUSE TO DO BUSINESS WITH US

         While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 133 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

-        we do not meet with our customers on a face-to-face basis;

- some insurance companies may have exclusive relationships with other agents;

- we publicly market our service on a price-oriented basis which is not compatible with the insurance company's branding efforts; and

- a formal business relationship with us might be perceived negatively by the insurance company's existing distribution channels.

         We do not intentionally include in our database insurance companies who object to their inclusion. If a significant number of insurance companies object to the inclusion of their information in our database the breadth of our database would be limited. In addition, we only generate revenues from the 133 insurance companies for whom we are appointed as an agent. If consumers desire to purchase a material number of policies from insurance companies with whom we are not appointed as an agent, and these insurance companies refuse to enter into agency contracts with us, it could harm our business and results of operations.

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS DO NOT CURRENTLY, AND MAY NEVER, GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

         As part of our marketing strategy, we recently began to enter into strategic relationships and agreements to increase our access to online consumers. However, to date we have derived only a minimal amount of revenues from these arrangements. Under certain of these strategic agreements, we are obligated to pay referral fees based upon requests for applications or quotes, each of which do not generate revenue for us unless it results in a purchased insurance policy. In addition, most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

         We have expanded our operations significantly since May 1996 and anticipate that further expansion will be required to realize our growth strategy. Our operations growth has placed significant demands on our management and other resources, which is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems for:

-        transaction processing;

-        operational and financial management; and

-        training, integrating and managing our growing employee base.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1997, we paid $10,000 in cash reward guarantees, in 1998 we paid $8,500 and for the nine months ended September 30, 1999 we paid $8,500. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

         We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including founder and chief executive officer, Robert S. Bland, and executive vice president, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other executive officers could harm our company.

SOME OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES HAVE ONLY RECENTLY BEGUN EMPLOYMENT WITH US AND MAY NOT WORK WELL TOGETHER

         Thomas A. Munro, our vice president and chief financial officer; Burke
A. Christensen, our vice president of operations and general counsel; Richard W. Graeber, our vice president of Internet operations; and Grant F. Kuphall, our vice president of business development, all began employment with us since January 1, 1999. These individuals have not previously worked together and may not work together effectively. If these individuals do not work together effectively, our business would suffer.

                     RISKS RELATED TO THE INSURANCE INDUSTRY

OUR BONUS COMMISSION REVENUES ARE HIGHLY UNPREDICTABLE WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

         Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions will be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount of bonus commission we receive in any particular quarter or year and these amounts may fluctuate significantly.

THE INSURANCE SALES INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY OUR MARKET SHARE AND BUSINESS WILL BE HARMED

         The markets for the products and services offered on our service are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements and changing consumer demands. We compete with both traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as Quicken InsureMarket, InsWeb Corporation and SelectQuote.

         We also potentially face competition from a number of large online services that have expertise in developing online commerce and in facilitating a high volume of Internet traffic for or on behalf of our competitors. For instance, some of our competitors have relationships with major electronic commerce companies, including Quicken InsureMarket, which has a relationship with America Online, and InsWeb, which has relationships with Yahoo!, Snap and Infoseek. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the online insurance market.

         There can be no assurance that we will be able to successfully compete with any of these current or potential insurance providers.

                           RISKS RELATED TO REGULATION

OUR COMPLIANCE WITH THE STRICT REGULATORY ENVIRONMENT APPLICABLE TO THE INSURANCE INDUSTRY IS COSTLY, AND IF WE FAIL TO COMPLY WITH THE NUMEROUS LAWS AND REGULATIONS THAT GOVERN THE INDUSTRY WE COULD BE SUBJECT TO PENALTIES

         We must comply with the complex rules and regulations of each jurisdiction's insurance department which impose strict and burdensome guidelines on us regarding our operations. Compliance with these rules and regulations imposes significant costs on our business. Each jurisdiction's insurance department typically has the power, among other things, to:

- authorize how, by which personnel and under what circumstances an insurance premium can be quoted and published;

- approve which entities can be paid commissions from insurance companies;

-        license insurance agents and brokers; and

-        approve policy forms and regulate some premium rates.

         Due to the complexity, periodic modification and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws. Failure to comply with these numerous laws could result in fines, additional licensing requirements or the revocation of our license in the particular jurisdiction. These penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OTHER ELECTRONIC COMMERCE IS UNSETTLED, AND FUTURE REGULATIONS COULD FORCE US TO CHANGE THE WAY WE DO BUSINESS OR MAKE OPERATING OUR BUSINESS MORE COSTLY

         As a company involved in the sale of insurance over the Internet, we are subject to additional regulatory risk as insurance regulations have not been fully modified to cover Internet transactions. Currently, many state insurance regulators are exploring the need for specific regulation of insurance sales over the Internet. Any new regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the laws governing general commerce on the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business.

IF WE BECOME SUBJECT TO LEGAL LIABILITY FOR THE INFORMATION WE DISTRIBUTE ON OUR WEB SITE, OUR BUSINESS COULD BE HARMED

         Our customers rely upon information we publish regarding insurance quotes, coverage, exclusions, limitations and ratings. To the extent that the information we provide is not accurate, we could be liable for damages from both consumers and insurance companies. These types of claims have been brought, sometimes successfully, against online services and print publications in the past. These types of claims could be time-consuming and expensive to defend, divert management's attention, and could cause consumers to lose confidence in our service. As a result, these types of claims, whether or not successful, could harm our business, financial condition and results of operations.

         In addition, because we are appointed as an agent for only 133 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

              RISKS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD REDUCE OR LIMIT VISITORS TO OUR WEB SITE AND HARM OUR ABILITY TO GENERATE REVENUE

         We use both internally developed and third-party systems to operate our service. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any these increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of the our service would impair our revenue-generating capabilities, and could damage our reputation and our brand name.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO PROTECT OUR PROPRIETARY
TECHNOLOGY

         We believe that our success depends, in part, on protecting our intellectual property. Other than our trademarks, most of our intellectual property consists of proprietary or confidential information that is not subject to patent or similar protection. Competitors may independently develop similar or superior products, software or business models.

         We cannot guarantee that we will be able to protect our intellectual property. Unauthorized third parties may try to copy our products or business model or use our confidential information to develop competing products. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving. As a result, we cannot predict the future viability or value of our proprietary rights and those of other companies within the industry.

WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT THAT MAY BE COSTLY TO RESOLVE AND, IF SUCCESSFUL, COULD HARM OUR BUSINESS

         Our business activities and products may infringe upon the proprietary rights of others. Parties may assert valid or invalid infringement claims against us. On July 28, 1999, we received notice from TechSearch L.L.C. that it believes our Web site is inducing the infringement of a patent it allegedly holds. Any infringement claims and resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights. Even if we eventually won, any resulting litigation could be time-consuming and expensive to defend and could divert our management's attention.

IF WE ARE UNABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT REMAIN COMPETITIVE AND OUR BUSINESS WILL SUFFER

         Our market is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the features and reliability of our database and service. We may experience difficulties that could delay or prevent the successful introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures or adapt our technology to respond to these changes.

IF THE YEAR 2000 PROBLEM HARMS OUR INSURANCE COMPANY SUPPLIERS WE MAY FACE DIFFICULTY COLLECTING REVENUE AND MAINTAINING CONSUMER CONFIDENCE IN OUR SERVICE

         The risks posed by year 2000 issues could adversely affect our business in a number of significant ways. If insurance companies are unable to track the receipt of premiums or the payment of insurance benefits, we will face difficulty collecting commissions and maintaining our customer's confidence in our service. We believe that this is the most reasonably likely worst case scenario that could result from a year 2000 problem. Year 2000 problems that any third parties or we experience could harm our business. Although we believe that our internally developed systems and technology are year 2000 ready, our information technology system nevertheless could be substantially impaired or cease to operate due to year 2000 problems. Additionally, we rely on information technology supplied by third parties, and our participating insurance company suppliers are also dependent on information technology systems and on their own third party vendors' systems. Additionally, the Internet could face serious disruptions arising from the year 2000 problem. For more information refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Readiness Disclosure."

DEMAND FOR OUR SERVICES MAY BE REDUCED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMER'S INFORMATION

         A significant barrier to electronic commerce and online communications has been the need for secure transmission of confidential information over the Internet. Our ability to secure the transmission of confidential information over the Internet is essential in maintaining consumer and insurance company confidence in our service. In addition, because we handle confidential and sensitive information about our customers, any security breaches would damage our reputation and could expose us to litigation and liability. We cannot guarantee that our systems will prevent security breaches.

OUR BUSINESS ASSUMES THE CONTINUED DEPENDABILITY OF THE INTERNET INFRASTRUCTURE

         Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with its significant growth and increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face outages and delays in the future. Outages and delays are likely to cause a loss of business by affecting the level of Internet usage and the processing of insurance quotes and applications requests made through our Web site. We are unlikely to make up for this loss of business.

                   RISKS RELATED OWNERSHIP OF OUR COMMON STOCK

OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS, AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

         The market price of our common stock is highly volatile and is subject to wide fluctuations. Recently, the stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs, divert management's attention and resources, and harm our financial condition and results of operations.

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE

         We have 19,224,091 shares of common stock outstanding and have an additional 712,000 shares of common stock reserved for issuance pursuant to outstanding stock options. We intend to register for resale up to 1,225,000 shares of common stock reserved for issuance under our 1997 Stock Option Plan and 1999 Employee Stock Purchase Plan. The federal securities laws impose restrictions on the ability of stockholders who acquired their shares prior to our initial public offering to resell their shares. Also, our directors, officers and substantially all of our current stockholders have agreed, subject to limited exceptions, not to sell their shares for a period of 180 days after the initial public offering.

         We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will cause the market price of our common stock to decline.

TWO OF OUR OFFICERS AND DIRECTORS OWN A MAJORITY OF OUR STOCK AND CONTINUE TO CONTROL OUR COMPANY AND THEIR INTERESTS MAY NOT BE THE SAME AS OUR PUBLIC STOCKHOLDERS

         Robert Bland, our chairman, president and chief executive officer directly or indirectly controls 39.5% of our outstanding common stock, and William Thoms, our executive vice president, directly controls 11.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of our public stockholders:

-        elect our directors;

-        amend several provisions of our charter;

-        approve a merger, sale of assets or other major corporate transaction;

- defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

- otherwise control the outcome of all matters submitted for a stockholder vote.

         This control could discourage others from initiating a potential merger, takeover or another change of control transaction that could be beneficial to our public stockholders. As a result, the market price of our common stock could be harmed.

OUR CHARTER DOCUMENTS AND DELAWARE LAW CONTAIN PROVISIONS THAT MAY DISCOURAGE TAKEOVER ATTEMPTS WHICH COULD PRECLUDE OUR STOCKHOLDERS FROM RECEIVING A CHANGE OF CONTROL PREMIUM

         Our certificate of incorporation and bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable.
The provisions in our charter documents include the following:

-        a classified board of directors with three-year staggered terms;

- the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

-        stockholder action to be taken only at a special or regular meeting;
         and

- advance notice procedures for nominating candidates to our board of directors.

         Our preferred stock purchase rights would cause substantial dilution to any person or group who attempts to acquire a significant interest in our company without advance approval of our board of directors. In addition, our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control.

         The foregoing could have the effect of delaying, deferring or preventing a change in control of our company, discourage bids for our common stock at a premium over the market price, or harm the market price of, and the voting and other rights of the holders of, our common stock. We also are subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

OUR MANAGEMENT TEAM HAS BROAD DISCRETION OVER THE USE OF PROCEEDS FROM THE INITIAL PUBLIC OFFERING

         The net proceeds of our initial public offering totaled approximately $57,507,000 after deducting the underwriting discount and estimated offering expenses. Our management will retain broad discretion as to the allocation of the proceeds of this offering and we may not be able to invest these proceeds to yield a significant return.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of Quotesmith.com's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash and equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds.

         Substantially all of the Company's investments are subject to interest rate risk. The Company considers all investments as available-for-sale and unrealized losses on those investments totaled $10,726 for the quarter.

         Quotesmith.com did not hold any derivative financial instruments as of September 30, 1999, and has never held such instruments in the past. Additionally, all the Company's transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short term nature of the Company's investments, a 1% increase in interest rates would decrease the fair value of the Company's investments by an immaterial amount.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Initial Public Offering. The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-79355) relating to the Company's initial public offering of its Common Stock, was August 3, 1999. A total of 5,709,090 shares of the Company's Common Stock were sold at a price of $11.00 per share to an underwriting syndicate led by Hambrecht & Quist, Paine Webber Incorporated, ABN AMRO Rothschild and Charles Schwab & Co., Inc. The initial offering commenced on August 3, 1999, and closed on August 6, 1999. Additionally, the underwriters exercised their over allotment on August 31st, 1999. The initial public offering and exercise of the over allotment option resulted in gross proceeds $62.8 million of which $4.2 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.1 million. Net proceeds to the Company from the offering were approximately $57.5 million. We did not pay any of the net proceeds of the offering, directly or indirectly, to any director, officer or affiliate of Quotesmith.com, or to any persons owning ten percent or more of our common stock, or any of our affiliates.

         As of September 30, 1999, the Company's balance sheet reflected approximately $46.8 million in investments and $6.3 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts, totaling approximately $2.4 million.

         Rights Plan. In conjunction with the initial public offering, the Company declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The dividend was payable to stockholders of record immediately prior to the closing of the offering. With exceptions, when each right becomes exercisable, the holder is entitled to purchase from the Company on one-hundredth of a share of Series A Participating Preferred Stock at an exercise price equal to five times the initial offering price. Pursuant to this rights plan, the Company has entered into a Rights Agreement with Harris Trust and Savings Bank, as Rights Agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to Actions by Written Consent of the Stockholders in Lieu of a Meeting, each dated July 7, 1999, the following matters were approved by the holders of a majority of the shares of the Company's Common Stock:

         (a) Election of Robert S. Bland, William V. Thoms, Bruce J. Rueben and Timothy F. Shannon as directors for 1999;

         (b) Adoption of the Restated Certificate of Incorporation of the Company, which became effective upon completion of the Company's initial public offering of common stock;

         (c) Upon the effective date of the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission, the election of Richard F. Gretsch and Bruce J. Rueben as Class I Directors; Jeremiah A. Denton, Jr. and John McCartney as Class II Directors; and Robert S. Bland, William
                  V. Thoms and Timothy F. Shannon as Class III Directors;

         (d) Approval of the Company's 1997 Stock Option Plan (As Amended and Restated March 29, 1999);

         (e)      Approval of the 1999 Employee Stock Purchase Plan; and

         (f)      Approval of the Directorship Indemnification Agreement.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         We did not file any reports on Form 8-K during the quarter ended September 30, 1999.




         Exhibit Number                           Description
         --------------                           -----------
         27.01                                    Financial Data Schedule

         In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Quotesmith.com, Inc.



Date:    November 15, 1999

                                              By: /s/ THOMAS A. MUNRO
                                                  ----------------------------
                                                  Thomas A. Munro
                                                  Chief Financial Officer and
                                                  Vice President and Secretary