Form 10-K
period 1999-12-31
QUOTESMITH COM INC
filed 2000-03-28
CIK 1079996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from _______________ to _____________.

                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       96-3299423
   State or other jurisdiction                            (IRS Employer
of incorporation or organization)                    Identification Number)

                       8205 SOUTH CASS AVENUE, SUITE 102
                             DARIEN, ILLINOIS 60561
                                 (630) 515-0170

                  (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:


                              Title of Each Class
                         Common Stock, $.001 par value
                        Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

   Aggregate market value of the Registrant's voting stock held by non-affiliates on March 16, 2000 based on the closing price of said stock on the Nasdaq National Market on such date was, $64,096,825.

   As of March 16, 2000, 19,226,711 shares of the Registrant's Common Stock, $.001 par value of the Registrant were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 25, 2000, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies, and we guarantee the accuracy of every quote. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 16 years, we provide a complete "quote to policy delivery" insurance solution without the involvement of any commissioned salespeople.

          We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Quotesmith.com model allows consumers to:

-         efficiently search for, analyze and compare insurance products;

-         quickly request and obtain insurance quotes; and

- easily select and purchase insurance from the insurance company of their choice.

INDUSTRY BACKGROUND

          The Traditional Insurance Market in the United States

          The insurance market in the United States represented over $1.1 trillion in premiums paid in 1998. Insurance products are widely held by households and businesses. The most recent report issued by the United States Bureau of Labor Statistics showed that the average household paid nearly $4,500 for personal insurance products, accounting for 12.9% of the average annual household spending of approximately $35,000.

          The United States insurance market is broadly divided into two categories: life and health insurance and property and casualty insurance. Over 4,500 insurance companies distribute their products through a network of agents and brokers or sell directly to consumers. There are approximately one million individuals licensed as agents and brokers to sell insurance in the United States. A variety of distribution systems have evolved, including "captive" one-company agents and independent agents and brokers that typically represent only two to five insurance companies.

          Challenges to Purchasing and Delivering Insurance

          There are numerous challenges to the informed purchase and delivery of insurance products. Some of these challenges are due to the specialized nature of insurance products and other challenges result from the way in which insurance has been traditionally distributed.

          These challenges include:

          - Fragmented delivery. Insurance products are available from captive agents, independent agents and direct distribution channels as well as new entrants, including banks and other financial institutions. Because of this fragmentation, there has been no single source of policy coverage and pricing information from which a consumer can obtain unbiased and complete information.

          - Quantity and variation of products. Insurance policies vary by type of insurance product, underwriting guidelines, insurance company, jurisdiction and the particular characteristics and preferences of the consumer. This creates a complex pricing structure that is not readily understandable or comparable without the use of technology.

          - Information-intensive underwriting process. The underwriting process requires consumers to submit, and insurance companies to collect, large amounts of individualized and personal information. This process is difficult and time consuming and, if not accurately completed, will delay the approval of a policy.

          - Negative consumer perception. Consumers often believe that they paid too much for their insurance and were not properly informed by insurance agents. Face-to-face contact with an insurance agent may convey the sense of a high-pressure sales environment with a lack of unbiased information.

          - Misalignment of interests between insurance agents and consumers. Commission-based insurance agents represent only a limited number of insurance companies. Accordingly, they are compensated to promote and sell a limited range of products, which is in direct conflict with the consumer's need to obtain insurance at the lowest price.

          - Inconvenient and time-consuming purchase. Researching policy coverage, contacting competing insurance companies, collecting information and obtaining insurance quotes require large blocks of time usually during regular working hours. Consumers are often unable to shop for insurance on their own time and from the convenience of their own home.

          Distribution of insurance through traditional agent and broker sales forces is expensive and inefficient for insurance companies. According to an industry marketing association, total marketing and sales costs are $144 for every $100 of first year life and health insurance premiums. Traditional agency distribution methods have high fixed costs associated with establishing and maintaining numerous branch and local offices, high commission structures, recurring training costs and high agent turnover. In addition, insurance companies often do not target all segments of the population because of the inability to profitably serve these segments through traditional distribution channels.

          Emergence of the Internet and Electronic Commerce

          The Internet has emerged as a global medium for communication, information and commerce. A recent research report estimates that there were 142 million Internet users worldwide at the end of 1998 and anticipates this number will grow to approximately 399 million users by the end of 2002. The Internet possesses a number of unique characteristics that differentiate it from traditional media and other methods of commerce, including:

          - companies can reach and serve a large and global group of consumers electronically from a central location;

          - companies can provide personalized, low-cost and real time consumer interaction;

          - users communicate or access information without geographic or temporal limitations;

          - users enjoy greater convenience and privacy and face less sales pressure; and

          - users have an enormous diversity of easily accessible content and commerce offerings.

          As a result of these unique characteristics and the Internet's growing adoption rate, businesses have an enormous opportunity to conduct commerce over the Internet. A recent research report estimates that commerce over the Internet will increase from approximately $50 billion worldwide in 1998 to approximately $734 billion in 2002. The Internet gives companies the opportunity to develop one-to-one relationships with consumers worldwide without having to make the significant investments to build and manage a local market presence or develop the printing and mailing capabilities associated with traditional direct marketing activities.

          Emergence of the Electronic Service Category

          A new category of Internet-based electronic service providers has emerged that offers a focused range of services with special emphasis on providing relevant content, information and transaction capabilities. Recent examples include companies operating as online providers of mortgages, online securities brokers and automobile referral services. These consumer-focused, one-stop, information-based destinations provide enhanced, high margin services by acting as independent intermediaries that facilitate interaction and transaction flow between buyers and sellers. Consumers benefit because they are able to obtain value-added information services and transaction capabilities on their own time schedule. Sellers benefit because they are able to deliver targeted offerings more effectively to consumers.

          Online Insurance Opportunity

          The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the insurance industry by allowing consumers to more efficiently and effectively research and transact with insurance companies. The fragmentation of the insurance industry and the significant price and product variation has led consumers to seek alternative means of purchase and insurance companies to seek alternative means of distribution. According to a recent research report, Internet-influenced sales of insurance are expected to grow from $1.5 billion in 1998 to $11.0 billion in 2003. We believe that the vast information sharing and communications power of the Internet will significantly improve the insurance industry for both consumers and insurance companies.

          Characteristics of the insurance product that make it particularly well suited for delivery over the Internet include:

          - insurance is an information-based product that needs no physical shipment or warehousing of merchandise;

          - through a single medium consumer can access information and compare a wide variety of insurance companies' products;

          - effective two-way communication flow via the Internet allows insurance companies to interact with consumers and rapidly collect underwriting information;

          - enhanced convenience, privacy and control over the process of researching and purchasing insurance without the pressure of a commissioned agent; and

          - ability of insurance companies to target and serve segments of the market which previously were unprofitable through traditional distribution channels by reducing the need for large sales staff and costly local offices.

          Many companies are trying to address this significant online insurance opportunity. Some companies have created "lead referral" Web sites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these Web sites are paid up front referral fees, are aligned with a limited number of insurance companies and often do not reveal many of the lowest priced insurance policies. Consumers are often still forced to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote to policy delivery insurance solution.

          Existing insurance companies and their agents and brokers have created Web sites to sell their insurance products online as an alternative to their traditional sales activities. Some companies have created Web sites with the primary purpose of creating an insurance sale online for a single insurance company or group of insurance companies with little or no comparative overview of prices. These companies perpetuate the fragmentation in the industry by not offering a comprehensive database of pricing and coverage information.

          As a result of the shortcomings inherent in the online lead referral and single company approaches, we believe there exists a significant market opportunity for the emergence of a large-scale, comprehensive and unbiased Internet-based insurance service. Self-directed consumers will be attracted to the broadest selection of insurance companies and a compelling value proposition based upon price, time and transaction fulfillment.

THE QUOTESMITH.COM SOLUTION

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies, and we guarantee the accuracy of every quote. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 16 years, we provide a complete "quote to policy delivery" insurance solution without the involvement of any commissioned salespeople.

          We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Quotesmith.com model allows consumers to:

          - efficiently search for, analyze and compare insurance products;

          -       quickly request and obtain insurance quotes; and

          - easily select and purchase insurance from the insurance company of their choice.

          The Quotesmith.com solution provides the following principal advantages to both consumers and insurance companies:

          Comprehensive Source of Insurance Information and Products. On a single Web site, we provide insurance quotes from over 300 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, Medicare supplement, small group medical, "no exam" whole life and fixed annuity. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

          Guaranteed-Accurate Instant Quotes. Over the past 16 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a 1997 survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life policies. These Quotesmith.com guarantees are unmatched by any competitor.

          A No Salesperson Approach. At Quotesmith.com, we provide self-directed insurance buyers with a "no salesperson" promise. We put consumers in control of their insurance purchase decisions by giving them the ability to efficiently search, analyze and compare prices of insurance products from multiple insurance companies in complete privacy, on their own time and free from the pressure to buy associated with traditional salespeople. Consumers choose from what we believe is the largest selection of insurance companies using their own preferences regarding price and insurance company rating. Consumers are able to purchase insurance directly through us without ever speaking to a commissioned salesperson.

          Convenience. Consumers who use Quotesmith.com no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies' policies, we provide real time access to a large database of over 300 insurance companies' products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

          Quote to Policy Delivery Support. Consumers purchase insurance directly through us. Unlike insurance lead referral services, at Quotesmith.com, we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

          - providing a licensed agent's explanation of various pricing, coverage and independent rating information when asked;

          -       assisting consumers in completing insurance applications; and

          - arranging and monitoring the collection of outside underwriting information including paramedical examinations, laboratory reports and medical records.

          Focus on Customer Service. Customer service is both our foundation and a strategic priority. We provide a high level of customer service throughout the application process and aim to eliminate consumer dissatisfaction and frustration. Our non-commissioned customer service staff has an average of approximately 10 years of experience in the insurance industry.

          We implement our customer service objectives by:

          - requiring all new employees to attend "Quotesmith University," a two-week training course that teaches all of the service tasks we perform for our customers;

          - maintaining our own call center to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

          - providing regular application status reports to our customers on a consistent basis through policy delivery; and

          - offering a 30-day cancellation option on all paid term life policies.

          Fully Licensed National Insurance Agency. Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our company or one of our employees is licensed to offer life and health insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 16-year period, we have established vital information-contributor relationships with over 300 insurance companies, of which we are currently appointed as an authorized agent by approximately 135 insurance companies. We typically seek and receive formal agency appointment from an insurance company after we receive a purchase request for that company's product from a prospective customer.

          User Friendly System. At our Web site, www.quotesmith.com, consumers can access our Internet-based services and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use Web site is designed for fast viewing, rapid downloading and general compatibility with most commonly used browsers.

OUR STRATEGY

          Our strategy is to be the leading Internet-based service for all insurance needs of individuals and small businesses. The key elements of our strategy include:

          Continue to Build the Quotesmith.com Brand. We have recently begun radio and television advertising and entered into strategic online agreements with companies such as Intuit Insurance Services, Suretrade.com, Insurance.com, and drkoop.com. In addition we plan to add strategic partnerships with banks, brokerages and mutual fund companies by making our proprietary insurance quotation engines and automated back office fulfillment systems available on a private or co-branded basis. In order to build our brand, we plan to pursue these and other strategic online relationships as well as to continue to develop our traditional advertising efforts.

          Offer Additional Insurance Products. We will continue to expand into additional types of insurance. We expect to leverage our brand, proprietary database and operational infrastructure to expand the breadth of insurance products we offer to our customers. While historically our primary product has been term life insurance, we now offer dental, individual and family medical, Medicare supplement, small group medical, "no-exam" whole life insurance, workers compensation, and fixed annuity. Additionally, we offer access to private passenger automobile insurance quotes through a click-through arrangement with Quicken InsureMarket and Progressive. We plan to expand these offerings and add additional life and health insurance and property and casualty insurance products. We plan to market these products to both new customers and to our existing customer base.

          Expand Number of Participating Insurance Companies. We intend to increase the number of participating insurance companies in our service. A significant factor in our success has been our ability to demonstrate to an increasing number of leading insurance companies that we can generate incremental revenues for them within their existing pricing structures. We plan to extend this ability to broaden our relationships with major insurance companies based on reputation, quality and national presence in order to expand our insurance product offerings.

          Leverage Customer Base. We have expanded our insurance product offerings and believe there is significant opportunity to leverage our existing customer base and provide new products to them without significant customer acquisition costs. We plan to tailor our marketing efforts based on consumer profiles contained in our database of existing customers.

          Strengthen and Pursue Strategic Relationships and Agreements. We believe that strategic joint ventures and licensing arrangements are attractive methods of expansion, as they will enable us to combine our expertise in Internet-based insurance offerings with other brand names, complementary services or technology. We have strategic agreements with Intuit Insurance Services, Suretrade.com, Insurance.com (an affiliate of Fidelity Investments), drkoop.com. and Progressive. We plan to expand these and pursue additional relationships and agreements in the future. In addition, we may seek to acquire complementary technologies or businesses.

          Continue to Focus on Customer Service. At Quotesmith.com, we provide insurance products and services for consumers from initial evaluation through policy delivery. In order to provide the highest level of service throughout the insurance buying process, we will monitor feedback from consumers and add new features designed to increase customer usage and loyalty.

THE QUOTESMITH.COM BUSINESS MODEL

          We have created a model that enables consumers to shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. We provide a complete "quote to policy delivery" insurance solution using our technology and non-commissioned customer service staff. Our model:

          - allows consumers to specify the desired coverage and range of substitutability among insurance companies and policy features--for example, consumers may want to purchase insurance from a company rated "A" or better by A.M. Best;

          - allows consumers to choose the premium range they are prepared to pay for the policy they want;

          - allows consumers to purchase insurance without the involvement of a commissioned salesperson;

          - allows us to monitor and care for applicants through the underwriting process and policy delivery stage;

          - allows us to guarantee the initially quoted premium subject to the accuracy of the information provided by consumers as compared against each insurance company's published underwriting guidelines; and

          - allows insurance companies to offer additional policies within their existing pricing structures.

          Our customer service representatives are motivated to provide value-added service and assistance and not to generate insurance purchase requests. Accordingly, we do not assign consumers to individual employees. Instead, we rely upon our information processing systems to provide each customer service representative with access to the customer account and market-related information necessary to respond to any customer's inquiries. We employ a team approach. If a customer wishes to initiate an insurance application request or obtain information concerning an application already in process, each and every customer service representative is able to provide assistance.

          Our process at Quotesmith.com is comprised of four primary stages.

          Initial Information Evaluation. Consumers visit our user-friendly Web site and access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, claims-paying ability ratings of over 300 insurance companies. To help consumers understand the underwriting process, our Web site provides information and helpful tips on how the underwriting process works.

          Search, Retrieval and Comparison. Consumers can quickly obtain a customized cost comparison report in a single search by completing a brief and confidential questionnaire at the start of the online session. Each anonymous consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer's criteria. Consumers can then click to view:

          -       specific coverage details about the policy;

          - exclusions and guarantees (including policy acceptance guidelines); and

          - latest claims-paying ability ratings from five independent rating services.

          Application Processing. If a consumer desires to purchase a policy, the consumer selects an insurance company and policy and requests an application for that policy while online. We accept requests for applications from consumers throughout the United States, 24 hours a day, 7 days a week. We also provide toll-free support during business hours. In response to the consumer's request, we promptly mail insurance applications and state mandated forms to the consumer. The Company began, in January 2000, offering instant downloadable applications to accelerate the underwriting process. The online insurance applications are available for selected insurance companies within our term life offerings. We expect to expand into other product lines over the next twelve months. After the consumer receives the application, we provide help in completing and proofreading the application, which the consumer returns to us to begin the underwriting process.

          Within two business days of receiving a completed application, we call to thank the consumer and review the application. After this telephone discussion, we submit the application to the insurance company for underwriting on behalf of the consumer.

          Underwriting. During the underwriting process, we regularly track the progress of the consumer's outstanding items. We also assist the insurance company by arranging for a paramedical examination and facilitate the collection of the driver, medical and credit records. We receive weekly status reports from the insurance company regarding the application and regularly communicate this information to the consumer. We review all policies for accuracy prior to delivery to the consumer.

          If an insurance company declines to issue the policy or issues a counter offer at a higher premium, we send a letter to the consumer stating the reasons that the policy is not being issued as applied for. In this instance, we also assist the consumer in finding suitable alternative coverage wherever possible and whenever asked.

          Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our Quotesmith.com technology and do not currently sell banner advertising at our Web site.

INSURANCE PRODUCTS

          Quotesmith.com historically offered quote and policy-related information regarding term life insurance. We recently began offering instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

          - Individual term life. This is life insurance coverage that has no cash value and continues for a fixed period of time such as 15, 20 or 25 years. We have been offering instant quotes and delivering term life policies since 1993.

          - Private passenger automobile. This provides collision and liability insurance to individuals for private cars and vehicles. We provide access to instant quotes using a click-through arrangement with Progressive. We do not currently deliver automobile insurance policies.

          - Dental. This is generally an add-on product to medical insurance. In second quarter 1999, we began offering instant quotes from a wide variety of traditional and managed-care dental plans for individuals, families and small businesses that employ up to 100 people.

          - Individual and family medical. This is also known as comprehensive major medical insurance. We offer instant quotes, delivered policies and track traditional plans, PPOs, HMOs and Blue Cross and Blue Shield plans.

          - Medicare supplement. This provides health insurance for people ages 65 and older to fill in coverage not provided by Medicare. We offer instant quotes and deliver supplemental health policies.

          - Small group medical. We define small group medical insurance as those comprehensive medical plans that are offered to firms that employ up to 100 people. We began offering instant quotes from, and tracking traditional plans of, PPOs, HMOs and Blue Cross and Blue Shield plans in second quarter 1999.

          - "No-exam" whole life. This provides insurance for persons with adverse health histories who want life insurance coverage without a paramedical examination. We offer instant quotes and deliver whole life policies.

          - Single premium fixed annuity. This product accumulates a lump-sum cash payment on a tax-deferred basis at fixed interest rates over time. We offer instant quotes and deliver fixed annuity products.

          - Workers' compensation. This provides insurance for employee job-related injuries or disease. In the first quarter of 2000, we began to offer workers compensation quotes for coverage in six states.

          The following table shows information with respect to the principal product types currently available through our services. We obtained the information regarding United States 1998 annual premiums from A.M. Best.

                                                                                              QUOTESMITH.COM SERVICE
                                                                                              AS OF JANUARY 26, 2000
                                                                                              ----------------------
                                                            UNITED STATES                                  NUMBER OF QUOTED
TYPE OF INSURANCE PRODUCT                               1998 ANNUAL PREMIUMS           STATES COVERED     INSURANCE COMPANIES
-------------------------                               --------------------           --------------     -------------------
Individual term life....................................   $     7 billion               50 and D.C.            130
Private passenger automobile............................       119 billion               47                      56
Dental..................................................         2 billion               50 and D.C.             47
Individual and family medical...........................        93 billion               45 and D.C.             46
Short term individual medical...........................                                 39 and D.C.              6
Supplemental health.....................................         7 billion               50 and D.C.             64
Small group medical.....................................       520 billion               37                      37
Workers' Compensation...................................                                 6                        1
"No exam" whole life....................................                --               50 and D.C.             59
Fixed annuities.........................................        38 billion               50 and D.C.             85


TECHNOLOGY

          Proprietary Insurance Information Databases. We maintain a proprietary database of premium rates and policy coverage information from over 300 insurance companies. At Quotesmith.com, we do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain claims-paying ability ratings from A.M. Best, Duff & Phelps Credit Rating Co., Moody's, Standard & Poor's, and Weiss Ratings, Inc. and hold licenses to re-distribute the copyrighted rating of each company. Our dedicated staff of seven full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make several thousand changes to our database.

          Technology Systems. Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies from Silicon Graphics, Netscape Communications, Santa Cruz Operation (SCO) and others. We have internally developed and enhanced our proprietary programs over a period of 16 years utilizing scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

          An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

          Server Hosting and Backup. Our Web site system hardware is hosted at AboveNet Communications in San Jose, California and Vienna, Virginia. These grade "A" telecommunications data centers provide redundant communications lines to the Internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our Web site offline. Finally, tape backups are performed nightly to prevent a loss of data.

MARKETING

          At Quotesmith.com, we attract new consumers and communicate the availability of new products and services primarily through direct response marketing methods. We have established ourselves as a leading Internet-based insurance brand through an offline marketing campaign consisting primarily of magazine advertisements, radio and direct mail. We employ in-house volume media buying and other strategies to minimize the expenses of broad-based advertising. Using our proprietary information processing systems and consumer database as well as other resources, we employ statistical analysis to measure the effectiveness and efficiency of our marketing efforts.

          While our brand awareness to date has been achieved without any affiliation with an Internet portal or search engine, we have recently entered into several strategic online relationships and agreements. We intend to increase marketing expenditures and continue to aggressively pursue a marketing strategy designed to promote our Quotesmith.com brand and consumer awareness of the benefits of buying insurance through us. We intend to target households and small businesses.

          Our marketing strategy is to promote our brand and attract self-directed consumers to our Web site. Our marketing initiatives include:

          - utilizing direct response print advertisements placed primarily in financially oriented magazines and special interest magazines.

          -       advertising via television, radio and direct mail; and

          - entering into strategic relationships with other financial services and general purpose Web sites to increase our access to online consumers.

STRATEGIC RELATIONSHIPS AND AGREEMENTS

          At Quotesmith.com, we selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services. Recently, we entered into strategic relationships with Suretrade.com and Insurance.com. However, to date we have not derived a material amount of revenues from these arrangements.

          Intuit Inc. In September 1998, we entered into a service agreement with Intuit Insurance Services (IIS), pursuant to which we license IIS some of our insurance quotation technologies and provide IIS and several of its affiliated Internet sites our customer service and insurance brokerage capabilities. This service agreement is for a term of three years. We will pay a fee to IIS for Quicken InsureMarket customers who purchase insurance through the Quotesmith.com service. To date, we have not derived a material amount of revenues from this service agreement. Intuit has made a strategic investment in our company.

          The Progressive Corporation. In September 1998, we entered into an agreement with Progressive, the nation's fifth largest private passenger automobile insurance company, to provide a click-through to their private passenger automobile insurance service. As a result of this agreement, visitors from our Web site may click into Progressive's Web site to obtain instant automobile insurance quotes from State Farm, Allstate, Progressive and other automobile insurance companies. Progressive compensates us for this traffic based upon the number of completed quotes. We do not currently deliver automobile insurance policies.

          Suretrade.com. In February 2000, we were named exclusive insurance content and customer service provider for Suretrade, a discount brokerage firm.

          Insurance.com. In March 2000, we were named exclusive term insurance content and customer service provider for Insurance.com, an affiliate of Fidelity Investments.

COMPETITION

          We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online, such as Quicken InsureMarket, or provide lead referral services online, such as InsWeb Corporation.

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service because we provide consumers complete quote to policy delivery insurance services and instant quotes from over 300 insurance companies. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote to policy delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

          We also face competition from the traditional distributors of insurance such as captive agents, independent brokers and agents and direct distributors of insurance. Insurance companies and distributors of insurance products are increasingly competing with banks, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. Traditionally, regulation separated the activity in the financial services industry and protected insurance companies' markets from competition. However, recent regulatory changes have begun to permit these financial institutions to also sell insurance.

          We potentially face competition from unanticipated alternatives to our insurance service from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including America Online, Microsoft and Yahoo!. These potential competitors could choose to compete with us directly or indirectly through affiliations with other electronic commerce companies, including direct competitors. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could harm our business, results of operations and financial condition.

          We believe that the principal competitive factors in our markets are price, brand recognition, Web site accessibility, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. Several of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than us for developing Web sites and systems, marketing and promotional campaigns, attracting traffic to their Web sites and attracting and retaining key employees.

          Increased competition may result in reduced operating margins, loss of market share and damage to our brand. We cannot assure you that we will be able to compete successfully against current and future competitors or that competition will not harm our business, results of operations and financial condition.

REGULATION

          The insurance industry and the marketers of insurance products are subject to extensive regulation by state governments and by the District of Columbia. This regulation extends to the operations of insurance companies, insurance agents and to our service.

          Our products are sold throughout the United States through licenses held by our company and/or one of our employees as is required by each state's insurance department. In general, state insurance laws establish supervisory agencies with broad administrative and supervisory powers to:

          -       grant and revoke licenses to transact business;

          -       impose continuing education requirements;

          -       regulate trade practices;

          - require statutory financial statements of the insurance companies;

          - approve individuals and entities to which commissions can be paid;

          -       regulate methods of transacting business and advertising; and

          - approve policy forms, and regulate premium rates for some forms of insurance.

          Moreover, existing state insurance regulations require that a firm, or individual within that firm, must be licensed in order to quote an insurance premium. State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable insurance laws and regulations by insurance companies and their agents. In recent years, a number of insurance agents and the life insurance companies they represent, have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these agents and insurance companies have incurred or paid substantial amounts in connection with the resolution of these matters. We do not currently sell the types of life insurance -- primarily cash value life insurance policies such as universal life -- which are the subject of these actions.

          In addition, licensing laws applicable to insurance marketing activities and the receipt of commissions vary by jurisdiction and are subject to interpretation as to the application of these requirements to specific activities or transactions. Our company and/or one of our employees is currently licensed to sell insurance in every state. We do not permit any of our other personnel who have contact with customers to act as insurance agents. We monitor the regulatory compliance of our sales, marketing and advertising practices and the related activities of our employees. We also provide continuing education and training to our staff in an effort to ensure compliance with applicable insurance laws and regulations. However, we cannot assure you that a state insurance department will not make a determination that one or more of these activities constitute the solicitation of insurance and that personnel must be licensed. Such a determination could harm our business.

          While no regulatory actions are pending against us, we can give you no assurance that we would deemed to be in compliance with all applicable insurance licensing requirements of each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain any additional licenses.

          The federal government does not directly regulate the marketing of most insurance products. However, some products, such as variable life insurance, must be registered under federal securities laws and therefore the entities selling these products must be registered with the NASD. We do not currently sell any federally regulated insurance products. If we elect to sell these federally regulated products in the future, we would be required to qualify for and obtain the required licenses and registrations. We cannot assure you that we will be able to obtain these licenses.

          Further, we are subject to various federal laws and regulations affecting matters such as pensions, age and sex discrimination, financial services, securities and taxation. Recently, the Office of the Comptroller of the Currency has issued a number of rulings that have expanded the ability of banks to sell some insurance products. Congress recently passed legislation that provides for national licensing of insurance agents and brokers. The legislation provides an impetus for states to enact either uniform laws and regulations governing licensing of individuals and entities authorized to sell and solicit the purchase of insurance, as well as reciprocity laws and regulations governing the licensing of non resident individuals. This legislation and other future federal or state legislation could result in increased regulation of our business.

          The future regulation of insurance sales via the Internet as a part of the new and rapidly growing electronic commerce business sector is unclear. We believe that we are currently in compliance with all of these regulations. However, if additional state or federal regulations are adopted, they may have an adverse impact on us.

EMPLOYEES

          As of December 31, 1999, we had 108 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.


ITEM 2.  PROPERTIES

          Our executive, administrative and operating offices are located in approximately 21,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2003. We anticipate that we may require additional space within the next 12 months to accommodate our anticipated growth and that suitable office space will be available on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS

          From time to time we have been, and expect to continue to be, subject to legal proceedings and claims in the ordinary course of business. Legal proceedings and claims may include claims of alleged infringement of third party intellectual property rights and notices from state regulators that we may have violated state regulations. These claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, harm our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information regarding our executive officers and certain other key employees.


NAME                                                    AGE     POSITION
Robert S. Bland.....................................      46    Chairman of the Board, President and Chief Executive Officer
William V. Thoms ...................................      46    Executive Vice President
David I. Vickers....................................      38    Senior Vice President, Chief Financial Officer and Secretary
Burke A. Christensen................................      54    Vice President of Operations and General Counsel
Willard L. Hemsworth II.............................      55    Senior Vice President of Marketing
Jay Angoff..........................................      48    Vice President of Strategic Planning
Richard C. Claahsen.................................      35    Vice President of Regulatory Affairs
Richard W. Graeber..................................      35    Vice President of Internet Operations
Grant F. Kuphall....................................      46    Vice President of Business Development
Ronald A. Wozniak...................................      46    Vice President of Information Technology

         Robert S. Bland has served as our chairman of the board, president and chief executive officer since he founded Quotesmith.com in 1984. From 1979 to 1984, Mr. Bland was president and sole stockholder of Security Funding Corporation, an insurance agency. In March 1984, Mr. Bland sold Security Funding Corporation in order to raise capital to found our company. Mr. Bland holds a B.S. in marketing from the University of Colorado.

         William V. Thoms has served as our executive vice president since 1994. From 1988 to 1993, Mr. Thoms was responsible for our operations and customer service departments. Mr. Thoms is a founding stockholder of Quotesmith.com. Prior to joining us, Mr. Thoms was a sales manager for Western Dressing, Inc., a privately held salad dressing manufacturing company, from 1972 to 1987.

         David I. Vickers has served a senior vice president, chief financial officer, secretary and chief accountant since January 2000. Mr. Vickers served as senior vice president and chief financial officer of Amerin Corporation, a publicly held financial guarantor, which provided private mortgage insurance to leading mortgage originators. From 1992 to 1997, Vickers was senior vice president and chief financial officer of Pioneer Financial Services, Inc., a publicly held life and health insurance company, which had assets of approximately $2 billion and annual revenues of $1 billion. From 1983 to 1992, Vickers was employed in the insurance division at Ernst & Young LLP, where he held a number of senior management positions. Mr. Vickers is a certified public accountant and earned a bachelor's degree in accounting from Indiana University. He also holds Chartered Life Underwriter (CLU) and Fellow Life Management Institute (FLMI) designations.

         Burke A. Christensen has served as our vice president of operations and general counsel since January 1999. From 1997 to 1998, Mr. Christensen was engaged in the private practice of insurance law with Bell, Boyd & Lloyd, a Chicago-based law firm. From 1995 to 1997, Mr. Christensen was the vice president and chief operating officer of A.W. Ormiston & Co. insurance agency. From 1984 to 1995, Mr. Christensen was vice president and general counsel of the American Society of Chartered Life Underwriters, Bryn Mawr, Pennsylvania. Mr. Christensen was awarded the Chartered Life Underwriter designation in 1987. He holds a B.S. in history from Utah State University and a J.D. from the University of Utah College of Law.

         Willard L. Hemsworth II has served as our senior vice president of marketing since November 1999. Mr. Hemsworth has served as a senior vice president at D'Arcy Masius Benton & Bowles, Inc. for 15 years. Prior to that he served at Chicago based EURO RSCG Tatham as group media director . Mr. Hemsworth also spent five years at A.C. Nielsen as director of Nielsen television index special analysis team. Hemsworth holds an MBA in Marketing Management from Loyola University of Chicago, a Bachelor of Science degree in Advertising Communications from the University of Illinois.

         Jay Angoff has served as our vice president of strategic planning since January 2000. From January 1999 to December 1999, Mr. Angoff was appointed director of the U.S. Health Care Financing Administration's private health insurance group, where he oversaw federal enforcement of recently enacted legislation governing the portability of health insurance coverage. Prior to that, Mr. Angoff served as the insurance commissioner of the State of Missouri, having been appointed by Governor Mel Carnahan in 1993. From 1991 to 1993, Mr. Angoff served as special assistant for health insurance policy to the Governor of New Jersey. Prior to that, he was deputy commissioner of the New Jersey insurance department. Mr. Angoff is a 1973 graduate of Oberlin College (Philosophy) in Ohio and a 1978 graduate of Vanderbilt Law School (J.D.).

         Richard C. Claahsen has served as our vice president of regulatory affairs since May 1999. From June 1997 to May 1999, Mr. Claahsen served as our director of regulatory affairs. From October 1996 to June 1997, he was a special agent with Northwestern Mutual Life Insurance Company. From 1993 to 1996, Mr. Claahsen was a litigation paralegal at Templeton & Associates of Chicago, Illinois. In 1999, Mr. Claahsen received his Chartered Life Underwriter designation from The American College of Bryn Mawr,
Pennsylvania. Mr. Claahsen holds a B.A. and an M.A. in philosophy from the Catholic University of America and a J.D. from ITT Chicago Kent College of Law.

         Richard W. Graeber has served as our vice president of Internet operations since April 1999 with overall responsibility for our Web site operations. From 1998 to 1999, Mr. Graeber was director of Internet services at Package Software Associates, a consulting firm specializing in Internet and Intranet site development. From 1996 to 1998, Mr. Graeber was head of information technology at International Bankers School. From 1988 to 1996, Mr. Graeber was manager of information services at Vector Securities International.

         Grant F. Kuphall has served as our vice president of business development since January 1999. From April 1995 to December 1998, Mr. Kuphall was senior vice president of Hutchinson, Shockey, Erley & Co., a municipal bond trading and underwriting firm. From 1987 to 1995, Mr. Kuphall was a principal at Morgan Stanley & Co. in the municipal bond trading department. Mr. Kuphall holds a B.A. in economics from Beloit College and a M.B.A. from the University of Chicago.

         Ronald A. Wozniak has served as our vice president of information technology since December 1997. Mr. Wozniak joined us in November 1996 as a programmer and analyst. From March 1994 to November 1996, Mr. Wozniak was a senior financial systems analyst at Loyola University Medical Center in Maywood, Illinois. From September 1993 to February 1994, he was employed as a programmer and analyst at Data Control and Research, Ltd. Mr. Wozniak holds a B.S. in management from Northern Illinois University.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Initial Public Offering. The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-79355) for our initial public offering, was August 3, 1999. A total of 5,709,090 shares of common stock were sold at a price of $11.00 per share to an underwriting syndicate led by Hambrecht & Quist, Paine Webber Incorporated, ABN AMRO Rothschild and Charles Schwab & Co., Inc. The underwriters exercised their over allotment on August 31, 1999. The initial public offering and exercise of the over allotment option resulted in gross proceeds $62.8 million of which $4.2 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.1 million. Net proceeds to Quotesmith.com from the offering were approximately $57.5 million. We did not pay any of the net proceeds of the offering, directly or indirectly, to any director or officer of Quotesmith.com, or to any persons owning ten percent or more of our common stock, or any of our affiliates.

         Use of Proceeds. As of December 31, 1999, our balance sheet reflected approximately $40.7 million in investments and $9.0 million in cash and equivalents principally as a result of proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million and for an expanded advertising campaign.

         Market Information. Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of the Company's initial public offering. Prior to our IPO, no established public trading market for our common equity existed. As of March 16, 2000 the approximate number of record holders of the Registrant's Common Stock was 45. The last sale price of our common stock on March 16, 2000 was $7 5/8. The following table sets forth, for the period indicated the high and low last sale price of our common stock as reported on the Nasdaq National Market.

                                        HIGH                      LOW
                                    ----------               -----------
1999:
     Third Quarter................  $   12 3/4               $    7 1/16
     Fourth Quarter...............      12 1/8                    6 7/8


         Dividends: We have never paid any cash dividends on our capital stock. We currently intend to retain our capital to finance the growth and development of our business and do not anticipate paying cash dividends for the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

         The historical statement of operations data and balance sheet data in the table below are derived from our financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes, and other financial information. The historical results presented below are not necessarily indicative of the results to be expected for any future period.


                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                              1999        1998        1997        1996     1995(1)
                                                              ----        ----        ----        ----     -------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue..........................................          $    8,408  $  5,576   $   4,262   $   3,812   $  2,243
 Expenses:
   Selling and marketing(2).......................              14,397     1,791       2,152       1,109        266
Operations........................................               5,481     2,690       1,794       1,551      1,022
   General and administrative.....................               3,570     1,293         952         786        472
                                                            ----------  --------   ---------   ---------   --------
     Total expenses...............................              23,448     5,774       4,898       3,446      1,760
   Operating income (loss)........................             (15,040)     (198)       (636)        366        483
   Interest income (expense), net.................               1,220         2         (41)        (14)       (10)
   Deferred income taxes (credit).................                  --        --        (210)        129         81
                                                            ----------  --------   ---------   ---------   --------
   Net income (loss)..............................          $  (13,820) $   (196)  $    (467)  $     223   $    392
                                                            ==========  ========   =========   =========   ========
   Basic and diluted net
     income (loss) per share......................          $    (0.88) $  (0.02)  $   (0.04)  $    0.02   $    0.3
                                                             =========  ========   =========   =========   ========
   Weighted average common
     shares and equivalents
     outstanding, basic and diluted...............              15,711    12,258      11,956      12,154     13,706

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                    1999      1998        1997       1996          1995
                                                                    ----      ----        ----       ----          ----
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash     ..........................................              $  8,990   $   518     $     4     $      1      $   34
 Working capital (deficit)..........................                48,308       749        (121)         334         257
 Total assets.......................................                55,178     1,806         830          869         687
 Long-term liabilities..............................                   --         --         233          146          21
 Total liabilities..................................                 5,982       817       1,063          636         427
 Total stockholders' equity
  (deficiency in assets)............................                49,196       989        (233)         233         260

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                    1999       1998       1997        1996
                                                                    ----       ----       ----        ----
SELECTED OPERATING STATISTICS:
Completed quotes.........................................        2,459,000   831,000     592,000      354,000
Policies sold............................................           17,786    10,920       8,755        6,649

(1) As of January 1, 1995, in accordance with a new accounting standard, we changed our method of accounting for direct response advertising costs and began to defer those costs and amortize them over the period of expected future benefits. The change in accounting had the effect of increasing 1995 net income by $274,000 or $0.02 per share.

(2) Since January 1, 1997, our direct response advertising costs no longer qualify for deferral and are expensed as incurred. If direct response advertising costs had not been deferred and amortized for any year, selling and marketing expenses would have been $621,000 in 1995, $1.2 million in 1996, and $1.7 million in 1997.

SELECTED QUARTERLY OPERATING RESULTS

          The following tables set forth unaudited statements of operations data for 1999 and 1998. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this Form 10-K, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

                                                                   QUARTER ENDED
                                                                   -------------
                                                    MAR. 31,   JUN. 30,    SEP. 30,    DEC. 31,
                                                    --------   --------    --------    --------
1999                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $  1,463   $  1,587    $   2,359   $  2,999
Expenses:
 Selling and marketing............................       681      1,451        4,639      7,626
 Operations.......................................     1,507      1,183        1,219      1,571
 General and administrative.......................       721        664          871      1,315
                                                    --------   --------    ---------   --------
    Total expenses................................     2,909      3,298        6,729     10,512
                                                    --------   --------    ---------   --------
Operating loss....................................    (1,446)   (1,711)       (4,370)    (7,513)
Interest income, net..............................        16         25          421        758
                                                    --------   --------    ---------   --------
Net loss  ........................................    (1,430)  $ (1,686)   $  (3,949)  $ (6,755)
                                                    ========   ========    =========   ========
Net loss per share
    Basic and diluted                               $  (0.11)  $  (0.12)   $   (0.23)  $  (0.35)

                                                                   QUARTER ENDED
                                                                   -------------
                                                    MAR. 31,   JUN. 30,    SEP. 30,    DEC. 31,
                                                    --------   --------    --------    --------
1998                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $  1,165    $ 1,391    $   1,345    $ 1,675
Expenses:
 Selling and marketing............................       277        344          482        688
 Operations.......................................       534        674          734        748
 General and administrative.......................       266        223          283        521
                                                    --------    -------    ---------    -------
    Total expenses................................     1,077      1,241        1,499      1,957
                                                    --------    -------    ---------    -------
Operating income (loss)...........................        88        150         (154)      (282)
Interest income (expense), net....................       (10)        --            5          7
                                                    --------    -------    ---------    -------
Income (loss) before income taxes.................        78        150         (149)      (275)
Income taxes (credit).............................        --         33          (33)        --
                                                    --------    -------    ---------    -------
Net income (loss).................................  $     78    $   117    $    (116)   $  (275)
                                                    ========    =======    =========    =======

Net income (loss) per share
    Basic and diluted                               $   0.01    $  0.01    $   (0.01)   $ (0.02)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Certain statements made in this Form 10-K, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-K are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. Our service allows consumers to compare insurance products, obtain instant quotes from over 300 companies and purchase insurance from the company of their choice -- all without the involvement of any commissioned salespeople. The Quotesmith.com model offers significant benefits to buyers of insurance who are able to obtain information from an unbiased source, as well as benefits to insurance companies who are able to efficiently market their products to a large group of interested consumers.

          We incorporated and began our operations in May 1984 and during the period from 1984 to 1994, we provided an electronic quotation and policy information service to insurance agents and brokers. During this period, we built our proprietary database and price comparison technology, and we began securing key insurance company support and recruiting and training employees. Throughout this period we were not engaged in the marketing of insurance to consumers. In 1994, we began focusing our business strategy on marketing term life insurance to self-directed consumers utilizing our proprietary insurance price comparison technology. In May 1996, we began providing real time quotes for term life insurance on the Internet and began receiving online insurance application requests from consumers.

          We are licensed as an agent for life and health insurance throughout the United States. We recently expanded our Internet service offerings in 1999 and now include instant quotes for several types of insurance, including dental, individual and family medical insurance, Medicare supplement insurance, "no-exam" whole life insurance, fixed annuity insurance and, through click-through arrangements with Progressive and Quicken InsureMarket, access to private passenger automobile insurance quotes. We have also started to offer small group medical insurance quotes and products to businesses of up to 100 employees.

          We generate revenues from the receipt of commissions paid to us by insurance companies based upon the policy premiums paid by consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangements with Progressive and Intuit Insurance Services. Our revenue recognition accounting policy has been applied to all periods presented in "Selected Financial and Other Data."

          The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, of which a significant part is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

          The insurance industry is heavily regulated and prices are set by the insurance companies typically after they have registered changes with the state insurance departments. Insurance agents are precluded from discounting or rebating commissions, and they are not allowed to set premium or commission levels.

          Other revenues are primarily comprised of revenue streams associated with our historical business of providing electronic quotations and policy information to insurance agents and brokers. These revenues are recognized when we receive notification that these revenues have been earned.

          Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits and expenses associated with processing insurance applications and maintaining our database and Web site. The historical lag between the time an application is submitted to the insurance companies and when we recognize revenues, significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

          Selling and marketing expenses consist primarily of direct advertising costs. Beginning in 1994, we initiated a series of magazine advertisements aimed at consumers and began to provide insurance price comparison reports and solicitations by mail. During the period from 1994 to 1998, we continued to use direct advertising as our primary method of marketing. In the foreseeable future, we expect to significantly increase our advertising and marketing efforts in an attempt to build greater brand awareness. In December 1999, we amended our plan to spend approximately $100 million over a three year period for expansion of our selling and marketing efforts, including brand promotion.


RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

          Revenues increased 51% to $8.4 million in 1999 from $5.6 million in 1998. The growth in revenues in the 1999 period was due to a 63% growth in the number of paid policies which was partially offset by a decline in the average first year revenue per term life policy to $445 in 1999 compared to $488 in 1998. The reduction was due to the general decline in term life premiums and a shift in business mix to insurance carriers with lower levels of first year commissions.

Expenses

          Selling and Marketing. Selling and marketing expenses increased 704% to $14.4 million for 1999 from $1.8 million in1998, and increased as a percentage of revenues to 171% from 32%. The increase in expenses, in total and as a percentage of total revenues, was due to the expansion of print and radio advertisements. A significant portion of the $57.5 million raised in the August 1999 initial public offering will be used to expand our selling and marketing efforts via television, radio, and direct mail.

          Operations. Operations expenses increased 104% to $5.5 million in 1999 from $2.7 million in 1998, and increased as a percentage of revenues to 65% from 48%. This increase included compensation expense of $549,000 relating to stock options granted in 1999 as described in Note 7 to our financial statements. The remaining increase in operating expenses is due to the 98% increase in applications received. The operating cost per application received, exclusive of the stock option charge, was $138 per policy in 1999 compared to $149 in 1998.

          General and Administrative. General and administrative expenses increased 176% to $3.6 million in 1999 from $1.3 million in 1998 and increased as a percentage of revenues to 42% from 23%. This increase included compensation expense of $630,000 relating to common stock sold and stock options granted in 1999 as described in Note 7 to our financial statements. This increase also reflected additional executive and financial personnel, increased rent due to the expansion of facilities, franchise taxes, and increased legal and accounting fees.

Interest Income (Expense), Net
          Interest income, net was $1.2 million in 1999 compared to $2,000 in 1998. The components are included in Note 2 to our financial statements. The increase in net interest income is due to the investment of the proceeds from the private sale of additional common stock in 1999 and the net proceeds of $57.5 million received from the August 1999 initial public offering.

Income Taxes (Credit)

          We had no income tax credit for 1999 and 1998 due to valuation allowances provided against net deferred tax assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Revenues

          Revenues increased 31% to $5.6 million in 1998 from $4.3 million in 1997. The growth in revenues in 1998 was primarily driven by an increase in the number of paid policies of 25%, plus bonus and renewal revenues increased 125% to $799,000 in 1998 from $355,000 in 1997.

Expenses

          Selling and Marketing. Selling and marketing expenses decreased 17% to $1.8 million in 1998 from $2.2 million in 1997, and decreased as a percentage of revenues to 32% from 51%. Beginning on January 1, 1997, we no longer qualified to defer direct response advertising costs. Accordingly, 1997 selling and marketing expenses included advertising costs incurred in 1997 as well as amortization of previous years' costs that were unamortized as of December 31, 1996 of $494,000. Adjusting 1997 advertising expenses to eliminate the amortization of prior period deferrals of advertising costs reduces 1997 selling and marketing expenses to $1.7 million. Selling and marketing expenses in 1998 increased by 8% from adjusted 1997 amounts.

          Operations. Operations expenses increased 50% to $2.7 million in 1998 from $1.8 million in 1997, and increased as a percentage of revenues to 48% from 42%. Operations expenses primarily increased due to an increase in staff and associated wages and benefits. Postage and other variable costs also increased to a lesser extent, but not as a percentage of revenues.

          General and Administrative. General and administrative expenses increased 36% to $1.3 million in 1998 from $952,000 in 1997, and increased to 23% of revenues in 1998 from 22% of revenues in 1997. The increase in general and administrative expenses included $150,000 recorded as compensation expense in 1998 relating to stock options. The remainder of the increase was primarily due to professional fees.

Interest Income (Expense), Net

          Interest income, net was $2,000 in 1998 as compared to interest expense, net of $41,000 in 1997. The components are included in Note 2 to our financial statements. This decrease in interest expense is attributable to the retirement of notes payable. The increase in interest income is attributable to the investment of proceeds from the private sale of common stock during 1998.

Income Taxes (Credit)

          Due to losses incurred for financial reporting and income tax purposes, we provided valuation allowances to reduce our net deferred tax assets to zero as of December 31, 1997 and 1998. Components of our 1998 and 1997 tax provisions are described in note 4 to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $49.7 million at December 31, 1999 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

          Our sources of funds will consist primarily from commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses. We intend to pursue an aggressive brand-enhancement strategy consisting of traditional print advertising, national television and radio, and online marketing and promotional efforts. To continue to increase awareness of our brand, we are expecting to incur significantly higher levels of marketing and advertising expenses in 2000.

          Cash used in operating activities was approximately $10.9 million, $135,000 and $10,000, respectively, in 1999, 1998, and 1997 as shown in the Statements of Cash Flows. The increase in cash used in the 1999 period was primarily a result of a net loss for the period reflecting the increase in marketing expenses offset by the growth in accrued expenses.

          Cash used in investing activities was $41.5 million, $186,000 and $107,000, respectively, in 1999, 1998, and 1997. Prior to 1999, these funds were primarily used for the purchase of furniture, equipment and computer software. The significant increase in 1999 reflects the net purchases of fixed maturity investments resulting from the proceeds of the August 1999 initial public offering of our company.

          Cash provided by financing activities was $60.9 million in 1999, attributable to proceeds from private sales of our common stock of $3.4 million and net proceeds from the initial public offering of $57.5 million. Cash provided by financing activities was $835,000 in 1998, primarily as a result of proceeds from the private sale of our common stock of $1.3 million reduced by repayment of notes of $433,000.

          On June 24, 1999, we borrowed $2.0 million from Intuit. The loan from Intuit bore an interest rate of 12.5% per annum. This loan was repaid at the closing of the initial public offering.

IMPACT OF YEAR 2000

          In prior years, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, We completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $55,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

YOU MAY HAVE DIFFICULTY EVALUATING OUR BUSINESS BECAUSE OF OUR LIMITED ELECTRONIC COMMERCE HISTORY

         Although we began operations in 1984, we did not begin our Internet operations until May 1996. Accordingly, we have a limited history in operating our electronic commerce business on which you can evaluate our company and prospects. An investment in Quotesmith.com must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in a transitional stage of development, particularly companies in new and rapidly evolving markets, such as electronic commerce, using new and unproven business models.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $636,000 in 1997, $198,000 in 1998 and $15 million for the year ended December 31, 1999. Because we plan to continue to significantly increase our operating expenses in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         In 1999, approximately 93% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

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

WE MAY GENERATE LIMITED REVENUES BECAUSE CONSUMERS CAN OBTAIN FREE QUOTES AND OTHER INFORMATION WITHOUT PURCHASING INSURANCE THROUGH OUR WEB SITE

         We only generate revenues if a consumer purchases insurance through our service. Consumers can access our Web site and obtain quotes and other information free of charge without any obligation to purchase insurance through us. Because virtually all of the insurance policies quoted at our Web site can be purchased through sources other than us, consumers may take the quotes and other information that we provide to them and purchase one of our quoted policies from the agent or broker of their choice. If consumers only use our Website for quote information purposes, we will not generate revenues and our business would be significantly harmed.

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


WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

         There are a growing number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. We incurred approximately $1.8 million of selling and marketing expenses during year ended December 31, 1998 and $14.4 million for the year ended December 31, 1999. To increase awareness of our brand we are expecting to incur significantly greater amounts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

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

         While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 135 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1997, we paid $10,000 in cash reward guarantees, in 1998 we paid $8,500 and for the year ended December 31, 1999 we paid $12,000. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

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

SOME OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES HAVE ONLY RECENTLY BEGUN EMPLOYMENT WITH US AND MAY NOT WORK WELL TOGETHER

         David I. Vickers, our vice president and chief financial officer; Willard L. Hemsworth II, our Senior Vice President of Marketing and Jay Angoff; our Vice President of Strategic Planning, all began employment with us in the last six months. These individuals have not previously worked together, or with other members of our senior management team and may not work together effectively. If these individuals do not work together effectively, our business would suffer.

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

         In addition, because we are appointed as an agent for only 135 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

         If we are unable to adapt to the rapid technological change in our industry, we will not remain competitive and our business will suffer.

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

         Robert Bland, our chairman, president and chief executive officer directly or indirectly controls 39.5% of our outstanding common stock, and William Thoms, our executive vice president, directly controls 11.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of many additional public stockholders:

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

OUR MANAGEMENT TEAM HAS BROAD DISCRETION OVER THE USE OF PROCEEDS FROM THE INITIAL PUBLIC OFFERING

         The net proceeds of our initial public offering totaled approximately $57,507,000 after deducting the underwriting discount and estimated offering expenses. Our management retains broad discretion as to the allocation of the proceeds of this offering and we may not be able to invest these proceeds to yield a significant return

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of Quotesmith.com's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds.

         Substantially all of our investments are subject to interest rate risk. The Company considers all investments as available-for-sale and unrealized losses on those investments totaled $39,218 for the year ended December 31, 1999.

         Quotesmith.com did not hold any derivative financial instruments as of December 31, 1999, and has never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short term nature of our investments, a 1% increase in interest rates would decrease the fair value of Quotesmith.com's investments by an immaterial amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-13 hereof, and are incorporated in this Item by reference thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements on accounting and financial disclosures.

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting of stockholders scheduled for May 25, 2000. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation," excluding the Board Compensation Committee Report and the stock price performance graph, is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting of stockholders scheduled for May 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Ownership of Securities" is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting of stockholders scheduled for May 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2000 annual meeting of stockholders scheduled for May 25, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)  1.  Financial Statements:

     The financial statements are indexed in the Index to Financial Statements, which appears on Pages F-1 through F-14 hereof, and are incorporated by reference in this Item by reference thereto.

     2.  Financial Statement Schedules:

     No schedules are required due to the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     3.  Executive Compensation Plans and Arrangements.

     The following executive compensation arrangements are listed as exhibits to this Form 10-K.

     Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999.
     Quotesmith.com 1999 Employee Stock Purchase Plan.
     Employment Agreement between the Company and Robert S. Bland.
     Employment Agreement between the Company and William V. Thoms. Employment Agreement between the Company and David I. Vickers. Employment Agreement between the Company and Burke A. Christensen.
     Form of Director Indemnification Agreement.

     See Exhibit Index (immediately following the signature page) for exhibits filed with this report on Form 10-K.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K for the quarter ended December 31, 1999.

(c)  Exhibits

     See Exhibits Index (immediately following the signature page).

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                           QUOTESMITH.COM, INC.


                                           By:  /s/ROBERT S. BLAND
                                           Name:  Robert S. Bland,
                                           Title:  Chairman, President and Chief
                                           Executive Officer

                                POWER OF ATTORNEY
         Know all men by these presents that each person whose signature appears below constitutes and appoints Robert S, Bland and William V. Thoms and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or he substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 24, 2000:

           SIGNATURE                                    TITLE

/s/ROBERT S. BLAND              Chairman, President and Chief Executive Officer
Robert S. Bland                 (Principal Executive Officer)

/s/ WILLIAM V. THOMS            Executive Vice President and Director
William V. Thoms

/s/ David I. Vickers            Senior Vice President, Chief Financial Officer
David I. Vickers                and Secretary (Principal Financial and
                                Accounting Officer)


/s/ BRUCE J. RUEBEN             Director
Bruce J. Rueben

/s/ TIMOTHY F. SHANNON          Director
Timothy F. Shannon

/s/ JEREMIAH A. DENTON, JR.     Director
Jeremiah A. Denton, Jr.

/s/ RICHARD F. GRETSCH          Director
Richard F. Gretsch

/s/ JOHN MCCARTNEY              Director
John McCartney

]EXHIBITS
                                    FORM 10-K
                                INDEX TO EXHIBITS
Exhibit
Number          Description of Document
----------      -----------------------

3.1++      Restated Certificate of Incorporation of Company.
3.2++      Amended and Restated By-Laws of the Company.
4.3++      Form of Rights Agreement.
4.3(a)++   Certificate of Designation, Preferences and Rights.
10.1++ Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2++     Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3++     Employment Agreement between the Company and Robert S. Bland.
10.4++     Employment Agreement between the Company and William V. Thoms.
10.5 Employment Agreement between the Company and David I. Vickers. (filed herewith)
10.6++     Employment Agreement between the Company and Burke A. Christensen.
10.7++     Form of Director Indemnification Agreement.
10.8++ Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.9++ Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.10++ Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.11++ Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.12++ Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.13++    Subscription Agreement between the Company and Intuit Inc.
10.14++ Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
23.1       Consent of Ernst & Young LLP(filed herewith)
24.0       Powers of Attorney (See signature page to this report )
27.1       Financial Data Schedule  (filed herewith)

++ Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355) filed July 30, 1999.

                              QUOTESMITH.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS


AUDITED FINANCIAL STATEMENTS                                                                                     PAGE
Report of Independent Auditors........................................................................             F-2
Balance Sheets as of December 31, 1999 and 1998, .....................................................             F-3
Statements of Operations for the Years Ended December 31, 1999,
   1998, and 1997.....................................................................................             F-4
Statements of Stockholders' Equity for the Years Ended December 31,
   1999, 1998, and 1997...............................................................................             F-5
Statements of Cash Flows for the Years Ended December 31, 1999, 1998,
   and 1997...........................................................................................             F-6
Notes to Financial Statements.........................................................................             F-7


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Quotesmith.com, Inc.

         We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                                             ERNST & YOUNG LLP

Chicago, Illinois
January 26, 2000

                              QUOTESMITH.COM, INC.

                                 BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                1999                   1998
                                                                                ----                   ----
                                               ASSETS
Cash   and equivalents...............................................   $    8,990,022          $     518,202
Fixed maturity investments -
   available for sale at fair value  (Note 3)........................       40,670,825                     --
Commissions receivable, less allowances (1999 - $273,000;
  1998 - $127,000)...................................................        1,695,380              1,007,662
Other assets (Note 2)................................................        2,933,403                 39,248
                                                                        --------------          -------------
Total current assets.................................................       54,289,630              1,565,112
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 1999--$326,000; 1998--$166,000)........          888,516                240,606
                                                                        --------------          -------------

Total assets.........................................................   $   55,178,146          $   1,805,718
                                                                        ==============          =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities.......................................................   $    5,981,671          $     816,327
                                                                        --------------          -------------
Total current liabilities............................................        5,981,671                816,327

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 6 and 7): Common stock, $.001 par value; shares authorized:
        1999--60,000,000; 1998 --35,000,000; shares issued:
        1999--21,758,181; 1998--14,921,091...........................           21,758                 14,921
      Additional paid-in capital.....................................       63,683,525              1,624,061
      Retained-earnings deficit......................................      (14,206,590)              (386,591)
      Treasury stock at cost (2,534,000 shares)......................         (263,000)              (263,000)
      Accumulated other comprehensive loss...........................          (39,218)                    --
                                                                        --------------          -------------
Total stockholders' equity...........................................       49,196,475                989,391
                                                                        --------------          -------------
Total liabilities and stockholders'
   equity............................................................   $   55,178,146          $   1,805,718
                                                                        ==============          =============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                               1999           1998             1997
                                                               ----           ----             ----
Revenues:
   Commissions and fees (Note1).....................      $  8,354,131    $ 5,507,596    $   4,115,809
   Other ...........................................            54,152         68,034          146,425
                                                          ------------    -----------    -------------
Total revenues......................................         8,408,283      5,575,630        4,262,234
Expenses:
   Selling and marketing (Note 2)...................        14,396,951      1,791,145        2,151,996
   Operations (Note 7)..............................         5,480,519      2,689,408        1,794,261
   General and administrative (Note 7)..............         3,570,231      1,292,481          951,519
                                                          ------------    -----------    -------------
Total expenses......................................        23,447,701      5,773,034        4,897,776
                                                          ------------    -----------    -------------
Operating loss......................................       (15,039,418)      (197,404)        (635,542)
Interest income (expense), net (Note 2).............         1,219,419          1,803          (40,851)
                                                          ------------    -----------    --------------
Loss before income taxes............................       (13,819,999)      (195,601)        (676,393)
Income tax credit (Note 4)..........................                --             --         (209,800)
                                                          ------------    -----------    -------------
Net loss............................................      $(13,819,999)   $  (195,601)   $    (466,593)
                                                          ============    ===========    =============
Net loss per common
   share, basic and diluted.........................      $      (0.88)   $     (0.02)   $       (0.04)
                                                          =============    ===========   ==============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted...................        15,710,976     12,258,064       11,956,000


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK                                                                    TOTAL
                                        ------------                                                 ACCUMULATED    STOCKHOLDERS'
                                   NUMBER OF                ADDITIONAL      RETAINED                    OTHER          EQUITY
                                    SHARES        PAR        PAID-IN        EARNINGS       TREASURY  COMPREHENSIVE   (DEFICIENCY
                                    ISSUED       VALUE       CAPITAL        (DEFICIT)       STOCK        LOSS        IN ASSETS)
                                    ------       -----       -------        ---------       -----        ----        ----------
1997:
   Balance at January 1 .......    14,490,000    $ 14,490   $   206,220   $    275,603   $ (263,000)  $       --   $    233,313
   Net loss ...................            --          --            --       (466,593)          --           --       (466,593)
                                 ------------    --------   -----------   ------------   ----------   ----------   ------------
   Balance at December 31.         14,490,000      14,490       206,220       (190,990)    (263,000)          --       (233,280)
1998:
   Net loss ...................            --          --            --       (195,601)          --           --       (195,601)
   Proceeds from sale
     of common stock ..........       431,091         431     1,267,841             --           --           --      1,268,272
   Effect of stock
     options granted (Note 7)              --          --       150,000             --           --           --        150,000
                                 ------------    --------   -----------   ------------   ----------   ----------   ------------
   Balance at December 31.         14,921,091      14,921     1,624,061       (386,591)    (263,000)          --        989,391
1999:
   Net loss ...................            --          --            --    (13,819,999)          --           --    (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments ............            --          --            --             --           --      (39,218)       (39,218)
                                                                                                                   ------------
   Total comprehensive loss                                                                                         (13,859,217)
   Proceeds from sale
    of common stock (Note 6):
       Private placement and
         employees ............     1,128,000       1,128     3,382,872             --           --           --      3,384,000
       Public offering, less
        expenses of $1,110,449      5,709,090       5,709    57,497,833             --           --           --     57,503,542
   Employee stock compensation             --          --     1,178,759             --           --           --      1,178,759
                                 ------------    --------   -----------   ------------   ----------   ----------   ------------
   Balance at December 31 .....    21,758,181    $ 21,758   $63,683,525   $(14,206,590)  $ (263,000)  $  (39,218)  $ 49,196,475
                                 ============    ========   ===========   ============   ==========   ==========   ============



                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                               1999           1998              1997
                                                               ----           ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................       $(13,819,999)  $   (195,601)    $    (466,593)
   Adjustments to reconcile to net cash
     used by operating activities:
       Depreciation expense.........................            159,429         66,574            31,204
       Accounts payable and accrued liabilities ....          5,165,344        185,941           516,836
       Commissions receivable.......................           (687,718)      (316,639)         (383,481)
       Stock compensation...........................          1,178,759        150,000                --
       Deferred tax credit..........................                 --             --          (209,800)
       Amortization of direct-response
         advertising costs..........................                 --             --           494,074
       Other assets.................................         (2,894,155)       (25,064)            7,433
                                                           ------------   ------------     -------------
   Net cash used by
     operating activities...........................        (10,898,340)      (134,789)          (10,327)
                                                           ------------   ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments..........................        (54,095,186)            --                --
   Proceeds from investment  maturities.............         13,385,143
   Purchase of furniture, equipment
     and software...................................           (807,339)      (185,760)         (107,454)
                                                           ------------   ------------     -------------
   Net cash used by investing activities............        (41,517,382)      (185,760)         (107,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock...................................         60,887,542      1,268,272                --
   Proceeds from notes payable......................          2,000,000             --           120,830
   Repayment of notes payable.......................         (2,000,000)      (433,330)               --
                                                           ------------   ------------     -------------

   Net cash provided by financing activities........         60,887,542        834,942           120,830
                                                           ------------   ------------     -------------
NET INCREASE IN CASH AND EQUIVALENTS................          8,471,820        514,393             3,049
CASH AND EQUIVALENTS AT
   BEGINNING OF YEAR................................            518,202          3,809               760
                                                           ------------   ------------     -------------
CASH AND EQUIVALENTS AT
   END OF YEAR......................................       $  8,990,022   $    518,202     $       3,809
                                                           ============   ============     =============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

         Quotesmith.com, Inc. (the Company) has developed an Internet-based insurance service that enables consumers and business owners to obtain instant quotes from over 300 insurance companies without the involvement of any commissioned salespeople. The Company's web site allows consumers to: (1) search for, analyze and compare insurance products; (2) request and obtain insurance quotes; and (3) select and purchase insurance coverage from the insurance company of their choice.

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

         In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 1997, these included four companies with revenues of $814,000, $735,000, $526,000 and $437,000. In 1998, these included one company with revenues of $1,295,000. In 1999, these included two companies with revenues of $1,902,000 and $1,026,988. The Company's business represents one business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change as more information becomes known which could impact the amounts reported and disclosed herein.

REVENUE RECOGNITION

         The Company recognizes annual first year commissions as revenues when the policy has been approved by the underwriter and an initial premium payment (which may be annual, semi-annual, quarterly, or monthly) has been made by the customer. An allowance is provided for estimated commissions that will not be received due to the nonpayment of installment first year premiums.

         Revenues for renewal and bonus commissions and other revenues are recognized when the Company receives notification that such revenues have been earned.

ADVERTISING COSTS

         Selling and marketing expenses in the accompanying financial statements are comprised of advertising costs. The costs of producing advertising are expensed in the first period that the advertising takes place. The costs of communicating the advertising are expensed in the period the advertising is communicated. As of December 31, 1999, other assets included advertising production costs of approximately $352,000 and prepaid advertising costs of approximately $1,874,000 relating to advertising shown in January 2000.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Prior to 1997, direct response advertising costs qualified for capitalization and were amortized within one year. Accordingly, in 1997, advertising expense includes 1997 costs incurred plus amortization of 1996 costs that were unamortized as of December 31, 1996 of $494,000.

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

CASH AND EQUIVALENTS

         Money market investments are included as part of cash and equivalents.

STOCK COMPENSATION

         The Company uses the intrinsic value method to measure compensation expense, if any, relating to stock options. Any compensation expense is determined at the date of grant, or the date of subsequent modification to option terms, based on any excess of the fair value of the related shares over the exercise price, and amortized over the options' vesting periods.

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE

         Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of five to seven years using principally an accelerated method of depreciation. Repair and maintenance costs are charged to expense as incurred.

TREASURY STOCK

         The cost of reacquiring the Company's common stock is reported as a separate component of stockholders' equity.

INCOME TAXES

         Deferred income taxes are determined based on the temporary differences between financial reporting and tax bases of assets and liabilities and the effect of net operating loss carryforwards, and are measured using enacted tax rates.

NON-OPERATING INCOME AND EXPENSE

         Interest income (expense), net in the accompanying statements of operations includes the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                 1999                  1998                 1997
                                                                 ----                  ----                 ----
Interest income........................................      $    1,248,331       $        29,531       $        3,049
Interest expense.......................................             (28,912)              (27,728)             (43,900)
                                                             --------------       ---------------       --------------
   Interest income (expense), net......................      $    1,219,419       $         1,803       $      (40,851)
                                                             ==============       ===============       ==============

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


NET LOSS PER SHARE

         Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.

COMPREHENSIVE INCOME OR LOSS

         Comprehensive loss includes the net loss for all years presented and, beginning in 1999, unrealized gain or loss on investments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS 133 will have a material effect on the Company's results of operations or financial position.

3.  INVESTMENTS


         At December 31, 1999, investments were classified as available-for-sale securities and were reported at fair value, as follows:

                                                                            GROSS             GROSS
                                                            AMORTIZED    UNREALIZED        UNREALIZED         FAIR
                                                               COST         GAINS             LOSSES          VALUE
                                                             --------     --------          ---------       --------
U.S. Government agency bonds .......................... $   1,998,537   $        --      $     3,537    $   1,995,000
State and municipal bonds..............................    19,803,549            65               34       19,803,580
Corporate bonds and commercial paper ..................    18,907,957           228           35,940       18,872,245
                                                        -------------   -----------      -----------    -------------
    Total ............................................. $  40,710,043   $       293      $    39,511     $ 40,670,825
                                                        =============   ===========      ===========     ============

         As of December 31, 1999, based on contractual maturities, the fair value of investments that mature within one year amount to $37,684,000 and the fair value that mature in more than one year but less than two years amount to $2,987,000.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


4.  INCOME TAXES

         A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                 1999                    1998               1997
                                                                 ----                    ----               ----
   Pre-tax loss times federal rate.....................      $   (4,698,800)      $       (66,500)      $     (230,000)
   State income tax credit.............................            (663,300)               (9,400)             (32,500)
   Increase in valuation allowance.....................           4,920,200                56,000               55,000
   Stock compensation..................................             425,500                19,400                   --
   Other ..............................................              16,400                   500               (2,300)
                                                             --------------       ---------------       --------------
      Income tax credit................................      $           --       $            --       $     (209,800)
                                                             ==============       ===============       ==============

         The components of the 1997 credit for deferred income taxes includes a federal credit of $183,800 and a state credit of $26,000.

         Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                           DECEMBER 31,
                                                                                           ------------
                                                                                   1999                    1998
                                                                                   ----                    ----
Deferred tax liabilities:
   Commissions receivable............................................       $     658,000          $    391,000
   Other assets......................................................           1,144,000                 9,000
                                                                            -------------          ------------
Total deferred tax liabilities.......................................           1,802,000               400,000
Deferred tax assets:
   Net operating loss carryforwards..................................           4,434,000               155,000
   Accounts payable and accrued liabilities..........................           2,321,000               317,000
   Other.............................................................              94,000                39,000
                                                                            -------------          ------------
Total gross deferred tax assets......................................           6,849,000               511,000
Valuation allowance..................................................          (5,047,000)             (111,000)
                                                                            -------------          ------------
Net deferred tax assets..............................................           1,802,000               400,000
                                                                            -------------          ------------
Net deferred tax amounts.............................................       $          --          $         --
                                                                            =============          ============

         As of December 31, 1999, the Company had net operating loss carryforwards of $11,427,000 available to offset future taxable income, which expire $76,000 in 2001 and the remainder in 2006 to 2019. There were no income taxes paid or recovered in 1997, 1998, or 1999.

5.  NOTES PAYABLE

         Interest paid under a bank line-of-credit agreement amounted to $44,000 in 1997, and $31,000 in 1998 at an interest rate of 9% payable monthly. Amounts previously borrowed under the agreement had been repaid as of December 31, 1998, and the agreement was terminated. Amounts drawn under the line-of-credit agreement had been collateralized by substantially all the assets of the Company and guaranteed personally by officers of the Company.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


6.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

         In August of 1999 the Company had its initial public offering of its common stock. A total of 5,709,090 shares of the Company's Common Stock were sold at a price of $11.00 per share. Net proceeds from the initial public offering totaled $58,613,991. Expenses related to the offering totaled approximately $1.1 million.

PRIVATE PLACEMENT AND RELATED PARTY TRANSACTIONS

         In September 1998, the Company entered into a three year services agreement with a third party (the Party) under which the Company will pay a fee to the Party for its customers who purchase insurance through the Company's service. In February 1999, the Company sold 1,000,000 shares of its common stock to the parent company of the Party (the Investor) for proceeds of $3,000,000 in a private placement. The Company also sold 272,727 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering. In June 1999, the Company borrowed $2,000,000 from the Investor. Interest accrued at an annual rate of 12.5%. The note was paid in full on August 5, 1999 with interest totaling $28,767.

EMPLOYEE STOCK PURCHASE PLAN

         In March 1999, the Company adopted a plan under which employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. The first offering period during which shares may be purchased began at the effective date of the Company's initial public offering of its common stock and ended on December 31, 1999. Subsequent offering periods will be in six-month intervals. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each offering period. The Company reserved 250,000 shares for purchase under the plan.

PREFERRED STOCK

         In May 1999, the Company authorized 5,000,000 shares of $0.001 par value preferred stock. No shares have been issued.

STOCKHOLDER RIGHTS PLAN

         In May 1999, the Company declared a distribution of one preferred stock purchase right for each outstanding share of its common stock, and the Company intends to issue those rights along with future issuances of common shares. The rights become exercisable only if a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. Prior to the rights becoming exercisable, the Company may redeem the rights for $0.01 per right. If the rights become exercisable, the Company may exchange each right for one share of common stock providing that 50% of the Company has not been acquired. The rights expire in 2009.

         If the rights become exercisable and they have not been exchanged, holders of each right, other than the acquiring person or group, would be entitled to acquire one hundredth of a share of the Company's preferred stock at an exercise price equal to five times the initial offering price of the Company's common stock. If issued, each preferred share would entitle the holder to cumulative quarterly dividends of the greater of $1.00 per share or 100 times the common share dividends. The preferred shareholders would receive 100 votes per share and have a liquidation preference of $1.00 per share over the common shares.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


         In lieu of purchasing preferred shares, holders of each right, other than the acquiring person or group, on payment of the exercise price, would be entitled to acquire the number of shares of the Company's common stock or other assets with a value of two times the exercise price. In addition, if 50% of the Company is acquired, the holders of each right would be entitled to acquire the number of shares of the acquiring company's common stock having a value of two times the exercise price.

7.  STOCK OPTIONS

         The Company has established a stock option plan (the Plan) to provide additional incentives to our employees, officers, and directors. Under the Plan, an aggregate of 1,500,000 shares of common stock may be granted to participants in the Plan.

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation", requires disclosure of pro forma information regarding net income (loss) per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net loss and net loss per share would have been as follows:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                                     1999           1998         1997
                                                                     ----           ----         ----
                                                                  (in thousands, except per share data)
         Pro forma net loss                                   $    (14,445)    $    (248)   $    (467)
         Pro forma net loss per common share,
           basic and diluted                                  $       (.92)    $    (.02)   $    (.04)


         For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expense over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model for grants made subsequent to the Company initial public offering in August 1999, and the minimum value method in all prior periods, with the following weighted-average assumptions:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                    1999           1998         1997
                                                                    ----           ----         ----
         Dividend yield...................................          0.0%            0.0%         0.0%
         Risk-free interest rate..........................          5.5%            5.0%         5.0%
         Volatility (not applicable to
           minimum-value method)..........................         75.0%             --           --
         Expected life (years)............................          5.0             5.0          5.0



         In 1999 and 1998, the company recorded compensation expense of $983,000 and $150,000 respectively relating to stock options granted below the estimated fair value of the Company's common stock, with a corresponding credit to additional paid-in capital. The Company recorded compensation expense of $196,000 in 1999 related to an executive's purchase of stock at a price below the estimated fair value.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


         Transactions related to all stock options are as follows:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                      1999                      1998                        1997
                                            ------------------------   ------------------------    --------------------
                                                           Weighted                  Weighted                  Weighted
                                                Shares      Average      Shares       Average       Shares      Average
                                                 Under     Exercise       Under      Exercise        Under     Exercise
                                                 Option      Price       Option        Price        Option       Price
                                                 ------      -----       ------        -----        ------       -----
Beginning Balance.........................      200,000    $   3.75        75,000   $     2.00           --   $      --

Granted with exercise price:
    Less than stock value.................      225,000        4.60        50,000         1.00           --          --
    Equal to stock value..................      268,000        9.97        50,000         2.50       75,000        2.00
    Greater than stock value..............      225,000        8.90        75,000         7.00           --          --
                                             ----------               -----------               -----------
                                                718,000        7.95       175,000         4.00       75,000        2.00
Exercised.................................           --          --       (25,000)        2.00           --          --
Forfeited.................................     (113,281)       6.53       (25,000)        2.00           --          --
                                             ----------               -----------               -----------
Outstanding...............................      804,719    $   7.11       200,000   $     3.75       75,000  $     2.00
                                             ==========               ===========               ===========
    Exercisable at end of year............      319,219                   125,000                    25,000
                                             ==========               ===========               ===========

         Under the plan, 670,281 shares were available for grant as awards or options at December 31, 1999.

         Information regarding options outstanding and exercisable at December 31, 1999 is summarized as follows:

                                            Options Outstanding                        Options Exercisable
                                 ----------------------------------------        -------------------------------
                                           Weighted Average
                                               Remaining         Weighted                          Weighted
                                Number     Contractual Life       Average         Number      Average Exercisable
   Exercise Price             Outstanding     (in years)      Exercise Price    Exercisable          Price
   --------------             -----------     ----------      --------------    -----------          -----
   $  1.00 - $  3.00            259,219           8.75          $     2.42        221,719      $      2.32
   $  5.00 - $  7.00            160,000           9.10                6.00         15,000             6.00
   $  8.00 - $11.00             335,500           9.52               10.23         82,500            10.82
   $12.50 - $15.63               50,000           9.91               14.07            --               --
                            -----------                                       -----------
                                804,719           9.22          $     7.11        319,219      $      4.69
                            ===========                                       ===========

          The unexercisable options become exercisable within one to three years. The options have terms of ten years.

          The weighted average fair value per share of options granted was as follows:

                                                                      1999                  1998                 1997
                                                                      ----                  ----                 ----
Granted with exercise price:
   Less than stock value...............................         $      6.50            $     2.35            $      --
   Equal to stock value................................                6.38                   .05                 1.09
   Greater than stock value............................                1.50                    --                   --
      Total                                                     $      4.89            $      .40            $    1.09


                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES

         As of December 31, 1999, the Company leases office space under an operating lease agreement in which the Company is committed to annual rent expense of approximately $276,000 through 2003. In addition, the Company must pay its proportionate share of taxes and operating costs. Rent expense was $61,000 in 1997, $100,000 in 1998 and $203,000 in 1999.

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