Form 10-Q
period 2000-03-31
QUOTESMITH COM INC
filed 2000-05-11
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                    to
                                                         ------------------
                      .
     ----------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of outstanding shares of the regisrant's common stock was 19,228,174, net of treasury shares, on May 5, 2000.

                                      INDEX

                                                                          PAGE
                                                                          ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets.................................................    3

         Statements of Operations.......................................    4

         Statements of Stockholders' Equity.............................    5

         Statements of Cash Flows.......................................    6

         Notes to Financial Statements..................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   20



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   20

Item 2.  Changes in Securities and Use of Proceeds......................   20

Item 3.  Defaults Upon Senior Securities................................   20

Item 4.  Submission of Matters to a Vote of Security Holders............   20

Item 5.  Other Information..............................................   20

Item 6.  Exhibits and Reports on Form 8-K...............................   21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                      MARCH 31,    DECEMBER 31,
                                                         2000         1999
                                                     (UNAUDITED)
                                                     -----------   -----------

                                     ASSETS

Cash and cash equivalents ........................   $10,211,733   $ 8,990,022
Fixed maturity investments -
   available for sale at fair value (Note 3)......    31,459,532    40,670,825
Commissions receivable, less allowances (2000 -
   $270,000: 1999 - $273,000).....................     1,968,410     1,695,380
Other assets......................................       626,778     2,933,403
                                                     -----------   -----------
Total current assets..............................    44,266,453    54,289,630
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2000--$412,000; 1999--$326,000)...............     1,668,324       888,516
                                                     -----------   -----------

Total assets......................................   $45,934,777   $55,178,146
                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities....................................   $ 5,772,556   $ 5,981,671
                                                     -----------   -----------
Total current liabilities.........................     5,772,556     5,981,671

Commitments and contingencies.....................            --            --

Stockholders' equity:
      Common stock - par value, $.001 per share;
        shares authorized: 60,000,000
        shares issued: 2000--21,762,174;
        1999--21,758,181..........................        21,762        21,758
      Additional paid-in capital..................    63,779,278    63,683,525
      Retained-earnings deficit...................   (23,331,408)  (14,206,590)
      Treasury stock at cost
        (2,534,000 shares)........................      (263,000)     (263,000)
      Accumulated other comprehensive loss........       (44,411)      (39,218)
                                                     -----------   -----------
Total stockholders' equity........................    40,162,221    49,196,475
                                                     -----------   -----------
Total liabilities and stockholders'
   equity.........................................   $45,934,777   $55,178,146
                                                     ===========   ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS



                                                          QUARTER ENDED
                                                             MARCH 31,
                                                        2000           1999
                                                        ----           ----
                                                            (UNAUDITED)
Revenues:
   Commissions and fees..........................    $ 3,870,404   $ 1,449,563
   Other.........................................         11,491        13,767
                                                     -----------   -----------
Total revenues...................................      3,881,895     1,463,330
Expenses:
   Selling and marketing.........................     10,137,306       681,456
   Operations ...................................      2,263,110     1,507,132
   General and administrative ...................      1,226,092       720,707
                                                     -----------   -----------
Total expenses...................................     13,626,508     2,909,295
                                                     -----------   -----------
Operating  loss..................................     (9,744,613)   (1,445,965)
Interest income..................................        619,795        15,918
                                                     -----------   -----------

Net loss.........................................    $(9,124,818)  $(1,430,047)
                                                     ===========   ===========
Net loss per common
   share, basic and diluted .....................    $     (0.47)  $     (0.11)
                                                     ===========   ===========
Weighted average common
   shares and equivalents
   outstanding, basic and diluted................     19,224,931    13,023,265





                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK                                                                TOTAL
                                   ------------                                              ACCUMULATED    STOCKHOLDERS'
                              NUMBER OF               ADDITIONAL    RETAINED                     OTHER         EQUITY
                               SHARES        PAR       PAID-IN      EARNINGS      TREASURY   COMPREHENSIVE  (DEFICIENCY
                               ISSUED       VALUE      CAPITAL      DEFICIT        STOCK         LOSS        IN ASSETS)
                               ------       -----      -------      -------        -----         ----        ----------
1999:
   Balance at January 1...    14,921,091  $  14,921  $ 1,624,061  $   (386,591) $  (263,000) $         --   $    989,391
   Net loss...............            --         --           --   (13,819,999)          --            --    (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments .......            --         --           --            --           --       (39,218)       (39,218)
                                                                                                            ------------
   Total comprehensive loss                                                                                  (13,859,217)
   Proceeds from sale of
     common stock:
       Private placement and
         employees........     1,128,000      1,128    3,382,872            --           --            --      3,384,000
       Public offering, less
         expenses of
         $1,110,449            5,709,090      5,709   57,497,833            --           --            --     57,503,542
   Employee stock
     compensation                     --         --    1,178,759            --           --            --      1,178,759
                              ----------  ---------  -----------  ------------  -----------  ------------   ------------
   Balance at December 31.    21,758,181     21,758   63,683,525   (14,206,590)    (263,000)      (39,218)    49,196,475
Three months ended
   March 31, 2000 (unaudited)
   Net loss...............            --         --           --    (9,124,818)          --            --     (9,124,818)
   Other comprehensive loss-
     unrealized loss on
       investments .......            --         --           --            --           --        (5,193)        (5,193)
                                                                                                            -----------
   Total comprehensive loss                                                                                   (9,130,011)
   Proceeds from sale of
     common stock:
       Exercise of
         Stock options             3,993          4       11,975            --           --            --         11,979
   Employee stock
     compensation                     --         --       83,778            --           --            --         83,778
                              ----------  ---------  -----------  ------------  -----------  ------------   ------------
   Balance at March 31,
     (unaudited)..........    21,762,174  $  21,762  $63,779,278  $(23,331,408) $  (263,000) $    (44,411)  $ 40,162,221
                              ==========  =========  ===========  ============  ===========  ============   ============




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                          QUARTER ENDED
                                                             MARCH 31,
                                                             ---------
                                                        2000          1999
                                                        ----          ----
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss......................................    $(9,124,818)  $(1,430,047)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense....................         86,218        23,472
         Accounts payable and
           accrued liabilities...................       (209,115)     (240,694)
         Commissions receivable..................       (273,030)       91,014
         Stock compensation......................         83,778       791,000
         Other assets............................      2,306,625         9,915
                                                     -----------   -----------
     Net cash used by operating
       activities................................     (7,130,342)     (755,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments.......................    (23,293,900)           --
   Proceeds from investment maturities...........     32,500,000            --
   Purchases of furniture,
     equipment, and computer software............       (866,026)     (200,880)
                                                     -----------   -----------
   Net cash provided (used) by investing
     activities..................................      8,340,074      (200,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock................................         11,979     3,384,000
                                                     -----------   -----------
   Net cash provided by
     financing activities........................         11,979     3,384,000
                                                     -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS........      1,221,711     2,427,780
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.      8,990,022       518,202
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......    $10,211,733   $  2,945,982
                                                     ===========   ===========




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANACIAL STATEMETS
                                   (UNAUDITED)

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


3. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4. COMPREHENSIVE LOSS

     For the Company, comprehensive loss includes net loss and net unrealized investment losses, as follows:

                                                      QUARTER ENDED
                                                         MARCH 31,
                                                         ---------
                                                     2000         1999
                                                     ----         ----

     Net loss.............................    $ (9,124,818)   $ (1,430,047)
     Unrealized loss on investments.......          (5,193)             --
                                              ------------    ------------
         Comprehensive loss...............    $ (9,130,011)   $ (1,430,047)
                                              ============    ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences.


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

     Selling and marketing expenses consist primarily of direct advertising costs. Beginning in 1994, we initiated a series of magazine advertisements aimed at consumers and began to provide insurance price comparison reports and solicitations by mail. During the period from 1994 to 1998, we used direct advertising as our primary method of marketing. In the foreseeable future, we expect to continue our advertising and marketing efforts in an attempt to build greater brand awareness.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Revenues

     Revenues increased 165% to $3.9 million for the first quarter ended March 31, 2000 compared to $1.5 million in the first quarter of 1999. The growth in revenues in the first quarter of 2000 was due to a 231% growth in the number of paid policies which was partially offset by a decline in the average first year revenue per term life policy to $386 in the first quarter of 2000, compared to $478 in the first quarter of 1999. The reduction was due to a shift in business mix to insurance carriers with lower levels of first year commissions.

Expenses

     Selling and Marketing. Selling and marketing expenses increased to $10.1 million in the first quarter of 2000 compared to $681 thousand in the first quarter of 1999, and increased as a percentage of revenues to 261% from 47%, respectively. The increase in expenses, in total and as a percentage of total revenues, was due to the expansion of television, print and radio advertisements. A significant portion of the $57.5 million raised in the August 1999 initial public offering will be used to expand our selling and marketing efforts via television, radio, and direct mail.

     Operations. Operations expenses increased 50% to $2.3 million in the first quarter of 2000 from $1.5 million in the first quarter of 1999, and decreased as a percentage of revenues to 58% from 103%. This decrease was primarily due to compensation expense of $549,000 relating to stock options granted in the first quarter of 1999. Exclusive of the stock option charge, the percentage increase in operating expense in 2000 is due to a 143% increase in applications received. The operating cost per paid policy was $241 in the first quarter of 2000 compared to $338 in the first quarter of 1999, exclusive of the stock option charge in 1999.

     General and Administrative. General and administrative expenses increased 70% to $1.2 million in the first quarter of 2000 from $721,000 in the first quarter of 1999 and decreased as a percentage of revenues to 32% from 49%. The 1999 amount included compensation expense of $242,000 relating to stock options granted in the first quarter of 1999. The level of general and administrative expenses was consistent with fourth quarter levels.

 Interest Income

     Interest income was $620,000 in the first quarter of 2000 compared to $16,000 in the first quarter of 1999. The increase in net interest income is due to the investment of the net proceeds of $57.5 million received from the August 1999 initial public offering.

Income Taxes (Credit)

     We had no income tax credit for 2000 and 1999 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that the cash and fixed maturity investments of $41.7 million at March 31, 2000 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

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

     Cash used in operating activities was approximately $7.1 million and $755,000, respectively, in the quarters ended March 31, 2000 and 1999 as shown in the Statements of Cash Flows. The increase in cash used in the first quarter of 2000 was primarily a result of a net loss for the period reflecting the increase in marketing expenditures, offset by a decrease in other assets. The decrease in other assets is substantially due to a decrease in prepaid advertising.

     Cash flows provided by investing activities were $8.3 million in the first quarter of 2000, compared to cash flow used by investing activities of approximately $201,000 in the first quarter of 1999. The increase in cash provided by investing activities in 2000 is primarily due to net proceeds from the sale of investments totaling $9.2 million, which was used to fund the current quarter operating losses.

     Cash provided by financing activities was approximately $12,000 in the first quarter of 2000, compared to $3.4 million for the same period in 1999. The 1999 proceeds represent the private sales of our common stock, while proceeds in 2000 represent proceeds from the exercise of stock options.

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


OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

     Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $636,000 in 1997, $198,000 in 1998, $15 million for the year ended December 31, 1999 and $9.7 million for the quarter ended March 31, 2000. Because we plan to continue to incur high levels marketing expenses in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.


IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

     For the first quarter of 2000, approximately 88% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

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

     Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Causes of these fluctuations have included, among other factors:

- the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria--this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price- competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

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


WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

     There are a growing number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. We incurred approximately $1.8 million of selling and marketing expenses during year ended December 31, 1998, $14.4 million for the year ended December 31, 1999 and $10.1 million for the quarter ended March 31, 2000. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.


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


IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

     We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1997, we paid $10,000 in cash reward guarantees, in 1998 we paid $8,500, for the year ended December 31, 1999 we paid $12,000,and for the quarter ended March 31, 2000, we paid $2,000. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

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

     Robert Bland, our chairman, president and chief executive officer directly or indirectly controls 38.0% of our outstanding common stock, and William Thoms, our executive vice president, directly controls 11.2% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of many additional public stockholders:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of Quotesmith.com's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain the portfolio of cash and equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds.

     Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale and unrealized losses on those investments totaled $5,193 for the quarter.

     We do not hold any derivative financial instruments as of March 31, 2000, and has never held such instruments in the past. Additionally, all of our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

     Due to the short term nature of our investments, a 1% increase in interest rates would decrease the fair value of the investments by an immaterial amount.


                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Initial Public Offering. The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-79355) relating to Quotesmith.com's initial public offering of its Common Stock, was August 3, 1999. A total of 5,709,090 shares of common stock were sold at a price of $11.00 per share to an underwriting syndicate led by Hambrecht & Quist, Paine Webber Incorporated, ABN AMRO Rothschild and Charles Schwab & Co., Inc. The initial offering commenced on August 3, 1999, and closed on August 6, 1999. Net proceeds from the offering were approximately $57.5 million. We did not pay any of the net proceeds of the offering, directly or indirectly, to any director, officer of Quotesmith.com, or to any persons owning ten percent or more of our common stock, or any of our affiliates.

     Use of Proceeds. As of March 31, 2000, our balance sheet reflected approximately $31.5 million in investments and $10.2 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a). Exhibits

             Exhibit Number                          Description
             --------------                          -----------
             27.01                                   Financial Data Schedule


        (b). Reports on Form 8-K

             No reports were filed on Form 8-K for the quarter ended March 31, 2000.







     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      QUOTESMITH.COM, INC.



Date:   May  9,  2000.

                                      By:  /s/ David I. Vickers
                                          ------------------------------------
                                          David I. Vickers
                                          Chief Financial Officer,
                                          Senior Vice President and Secretary