Form 10-Q
period 2000-06-30
QUOTESMITH COM INC
filed 2000-08-10
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
                                 to                          .
     ---------------------------   --------------------------


                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         36-3299423
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of outstanding shares of the registrant's common stock was 19,226,771, net of treasury shares, on July 31, 2000.

                                      INDEX


                                                                                                 PAGE

                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Balance Sheets .........................................................................    3

        Statements of Operations ...............................................................    4

        Statements of Stockholders' Equity .....................................................    5

        Statements of Cash Flows ...............................................................    6

        Notes to Financial Statements ..........................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk .............................   21



                                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ......................................................................   21

Item 2. Changes in Securities and Use of Proceeds ..............................................   21

Item 3. Defaults Upon Senior Securities ........................................................   21

Item 4. Submission of Matters to a Vote of Security Holders ....................................   21

Item 5. Other Information ......................................................................   22

Item 6. Exhibits and Reports on Form 8-K .......................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS

                                                                   JUNE 30,       DECEMBER 31,
                                                                     2000            1999
                                                                 (UNAUDITED)
                                                                 ------------    ------------
                                     ASSETS

Cash and cash equivalents ....................................   $  4,093,654    $  8,990,022
Fixed maturity investments -
   available for sale at fair value ..........................     31,670,525      40,670,825
Commissions receivable, less allowances (2000 -
   $325,000: 1999 - $273,000) ................................      2,017,091       1,695,380
Other assets .................................................        641,946       2,933,403
                                                                 ------------    ------------
Total current assets .........................................     38,423,216      54,289,630
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2000--$557,000; 1999--$326,000) ..........................      1,922,948         888,516
                                                                 ------------    ------------

Total assets .................................................   $ 40,346,164    $ 55,178,146
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................   $  3,592,686    $  5,981,671
                                                                 ------------    ------------
Total current liabilities ....................................      3,592,686       5,981,671

Long-term capital lease obligations ..........................        151,958            --

Commitments and contingencies ................................           --              --

Total liabilities ............................................      3,744,644       5,981,671

Stockholders' equity:
      Common stock - par value, $.001 per share;
        shares authorized: 60,000,000
        shares issued: 2000--21,762,174;
        1999--21,758,181 .....................................         21,762          21,758
      Additional paid-in capital .............................     63,804,799      63,683,525
      Retained-earnings deficit ..............................    (26,917,451)    (14,206,590)
      Treasury stock at cost
        (2,534,000 shares) ...................................       (263,000)       (263,000)
      Accumulated other comprehensive loss ...................        (44,590)        (39,218)
                                                                 ------------    ------------
Total stockholders' equity ...................................     36,601,520      49,196,475
                                                                 ------------    ------------
Total liabilities and stockholders'
   equity ....................................................   $ 40,346,164    $ 55,178,146
                                                                 ============    ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                           QUARTER ENDED                  SIX MONTHS ENDED
                                              JUNE 30,                         JUNE 30,
                                    ----------------------------    ----------------------------
                                         2000            1999           2000            1999
                                    ------------    ------------    ------------    ------------

Revenues:
   Commissions and fees .........   $  4,902,878    $  1,569,910    $  8,773,282    $  3,019,473
   Other ........................          9,821          16,960          21,312          30,727
                                    ------------    ------------    ------------    ------------
Total revenues ..................      4,912,699       1,586,870       8,794,594       3,050,200
Expenses:
   Selling and marketing ........      5,923,912       1,450,141      16,061,218       2,131,597
   Operations ...................      1,832,192       1,183,010       4,095,302       2,690,142
   General and administrative ...      1,307,459         664,500       2,533,551       1,385,207
                                    ------------    ------------    ------------    ------------
Total expenses ..................      9,063,563       3,297,651      22,690,071       6,206,946
                                    ------------    ------------    ------------    ------------
Operating loss ..................     (4,150,864)     (1,710,781)    (13,895,477)     (3,156,746)
Interest income .................        564,821          24,657       1,184,616          40,575
                                    ------------    ------------    ------------    ------------

Net loss ........................   $ (3,586,043)   $ (1,686,124)   $(12,710,861)   $ (3,116,171)
                                    ============    ============    ============    ============
Net loss per common
   share, basic and diluted .....   $      (0.19)   $      (0.12)   $      (0.66)   $      (0.23)
                                    ============    ============    ============    ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted     19,228,170      13,515,087      19,226,560      13,270,535


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY





                                                COMMON STOCK                                                               TOTAL
                                                ------------                                              ACCUMULATED  STOCKHOLDERS
                                           NUMBER OF                 ADDITIONAL     RETAINED                 OTHER        EQUITY
                                            SHARES          PAR       PAID-IN       EARNINGS   TREASURY  COMPREHENSIVE  (DEFICIENCY
                                            ISSUED         VALUE      CAPITAL       DEFICIT     STOCK         LOSS       IN ASSETS)
                                            ------         -----      -------       -------     -----         ----       ----------
1999:
   Balance at January 1 ..............    14,921,091  $    14,921   $ 1,624,061  $   (386,591)  $(263,000)  $   --     $    989,391
   Net loss ..........................          --           --            --     (13,819,999)       --         --      (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments ...................          --           --            --            --          --      (39,218)       (39,218)
                                                                                                                       ------------
   Total comprehensive loss ..........                                                                                  (13,859,217)
   Proceeds from sale of common stock:
       Private placement and
         employees ...................     1,128,000        1,128     3,382,872          --          --         --        3,384,000
       Public offering, less
        expenses of ..................  $  1,110,449    5,709,090         5,709    57,497,833        --         --       57,503,542
   Employee stock compensation .......          --           --       1,178,759          --          --         --        1,178,759
                                        ------------  -----------  ------------  ------------   ---------   --------   ------------
   Balance at December 31  ...........    21,758,181       21,758    63,683,525   (14,206,590)   (263,000)   (39,218)    49,196,475
Six months ended
   June 30, 2000 (unaudited)
   Net loss ..........................          --           --            --     (12,710,861)       --         --      (12,710,861)
   Other comprehensive loss-
     unrealized loss on
       investments ...................          --           --            --            --          --       (5,372)        (5,372)
                                                                                                                       ------------
   Total comprehensive loss ..........                                                                                  (12,716,233)
   Proceeds from sale of common stock:
       Exercise of stock options .....         3,993            4        11,975          --          --         --           11,979
   Employee stock compensation .......          --           --         109,299          --          --         --          109,299
                                        ------------  -----------  ------------  ------------   ---------   --------   ------------
   Balance at June 30,
     (unaudited) .....................    21,762,174  $    21,762  $ 63,804,799  $(26,917,451)  $(263,000)  $(44,590)  $ 36,601,520
                                        ============  ===========  ============  ============   =========   ========   ============



                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                                  --------
                                                           2000              1999
                                                       ------------    ------------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................   $(12,710,861)   $ (3,116,171)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense ......................        231,046          66,256
         Accounts payable and
           accrued liabilities .....................     (2,424,764)         43,523
         Commissions receivable ....................       (321,711)         31,856
         Stock compensation ........................        109,299         957,176
         Other assets ..............................      2,286,577           4,790
                                                       ------------    ------------
     Net cash used by operating
       activities ..................................    (12,830,414)     (2,012,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments .........................    (36,805,072)           --
   Proceeds from investment maturities .............     45,800,000
   Purchase of furniture,
   equipment, and computer software ................     (1,069,549)       (290,116)
                                                       ------------    ------------
   Net cash provided (used) by investing
     activities ....................................      7,925,379        (290,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock ..................................         11,979       3,384,000
   Proceeds from notes payable .....................                      2,000,000
   Payment of capital obligation ...................         (3,312)
   Deferred offering expenses ......................                       (212,045)
                                                       ------------    ------------
   Net cash provided by
     financing activities ..........................          8,667       5,171,955
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (4,896,368)      2,869,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      8,990,022         518,202
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $  4,093,654    $  3,387,471
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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


ASSETS HELD UNDER CAPITAL LEASE

     Assets held under capital leases are recorded at the net present value of the minimum lease payments at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.


3. COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.

4. COMPREHENSIVE LOSS

     For the Company, comprehensive loss includes net loss and net unrealized investment losses, as follows:

                                                      QUARTER ENDED               SIX MONTHS ENDED
                                                        JUNE 30,                      JUNE 30,
                                                        --------                      --------
                                                 2000             1999           2000           1999
                                            -------------   -------------   -------------  -------------

Net loss.................................   $  (3,586,043)  $  (1,668,124)  $ (12,710,861) $  (3,116,171)
Unrealized loss on investments...........            (179)             --          (5,372)            --
                                            -------------   -------------   -------------  -------------
    Comprehensive loss...................   $  (3,586,222)  $  (1,668,124)  $ (12,716,233) $  (3,116,171)
                                            =============   =============   =============  =============


5. FURNITURE, EQUIPMENT AND COMPUTER SOFTWARE

OBLIGATIONS UNDER CAPITAL LEASE

     Furniture, equipment and computer software includes gross assets acquired under capital lease of $196,000 at June 30, 2000. Related amortization included in accumulated depreciation was $5,084 at June 30, 2000. Amortization of assets under capital lease is included in depreciation expense.

     The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2000 are as follows:

  Year Ending
  December 31,                                  Amount
  ------------                                  ------

2000                                          $  28,806
2001                                             57,612
2002                                             57,612
2003                                             57,612
2004                                             43,209
                                              ---------
Total minimum lease payments                    244,851
Imputed interest                                (57,114)
                                              ---------
Present value of net minimum lease payments     187,737
Current lease obligation                        (35,779)
                                              ---------
Long-term lease obligations                   $ 151,958
                                              =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements made in this Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Factors That May Affect Our Future Operating Results" describes some, but not all, of the factors that could cause these differences.


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

     We are licensed as an agent for life and health insurance throughout the United States. We recently expanded our Internet service offerings in 1999 and now include instant quotes for several types of insurance, including dental, individual and family medical insurance, Medicare supplement insurance, "no-exam" whole life insurance, fixed annuity insurance and, through click-through arrangements with Progressive, access to private passenger automobile insurance quotes. We have also started to offer small group medical insurance quotes and products to businesses of up to 100 employees.

     We generate revenues from the receipt of commissions paid to us by insurance companies based upon the policy premiums paid by consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangement with Progressive.

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


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues

     Revenues increased 210% to $4.9 million for the second quarter ended June 30, 2000 compared to $1.6 million in the second quarter of 1999. For the six months ended June 30, 2000 revenues increased 188% to $8.8 million from $3.1 million for the six month period in 1999. The growth in revenues in the second quarter of 2000 and the six months ended June 30, 2000 was due to a 284% and 259% growth in the number of paid policies, respectively, over 1999. The increase in paid policies was partially offset by a decline in the average first year revenue per term life policy to $402 in the second quarter of 2000, compared to $472 in the second quarter of 1999 and a decline in average first year revenue per term life policy to $396 in the six month period ended June 30, 2000, compared to $475 for the same six month period in 1999. The reduction in average first year revenue per term life policy was due to a shift in business mix to insurance carriers with lower levels of first year commissions. We would expect continued fluctuations due to carrier mix in future quarters.

Expenses

     Selling and Marketing. Selling and marketing expenses increased to $5.9 million in the second quarter of 2000 compared to $1.5 million in the second quarter of 1999, and increased to $16.1 million for the six months ended June 30, 2000 compared to $2.1 million for the six months ended June 30, 1999. The increases for the quarter and six months ended June 30, 2000 represent an increase in selling and marketing expense as a percentage of revenues to 121% and 183% respectively. Selling and marketing expenses were 91% and 70% of revenues for the quarter and six-month period ended June 30, 1999. The increase in expenses, in total and as a percentage of total revenues for all periods, was due to the expansion of television, print and radio advertisements. We anticipate spending approximately $11 million in advertising the last six months of 2000.

     Operations. Operations expenses increased 55% to $1.8 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999, and decreased as a percentage of revenues to 37% from 75%, respectively. Operations expense increased 52% to $4.1 million for the six months ended June 30, 2000, compared to $2.7 million for the six months ended June 30, 1999, which represents a decrease as a percentage of revenues to 47% in 2000 from 88% in 1999. The overall increase in operating expense for all periods noted is primarily due to an increase in employees to 164 at June 30, 2000, from 88 at June 30, 1999, and increased depreciation expense related to the expansion of the corporate facilities. The increase for the Six months ended June 30 was partially off set by a $549,000 charge relating to stock options granted in the first quarter of 1999. The operating cost per paid policy was $151 in the second quarter of 2000 compared to $373 in the second quarter of 1999 verses $190 for the six months ended June 30, 2000 compared to $357, excluding the effects of a stock compensation charge of $549,000 in the first quarter of 1999, for the six months ended June 30, 1999. Declining operating costs per paid policy are due to the shifting of specified customer service functions to certain insurance companies and the realization of operational leverage with the growth in paid policies.

     General and Administrative. General and administrative expenses increased 97% to $1.3 million in the second quarter of 2000 from $665,000 in the second quarter of 1999, and increased 83% to $2.5 million for the six months ended June 30, 2000 compared to $1.4 million for the six months ended June 30, 1999. General and administrative expenses decreased as a percentage of revenues to 27% from 42% for the quarter ended June 30, 2000 and 1999 respectively, and decreased as a percentage of revenues to 29% form 45% for the six months ended June 30. 2000 and 1999 respectively. The 1999 general and administrative expense for the six months ended June 30, 1999 included compensation expense of $242,000 relating to stock options granted in the first quarter of 1999. The level of general and administrative expenses was consistent with first quarter levels.

 Interest Income

     Interest income was $565,000 in the second quarter of 2000 compared to $25,000 in the second quarter of 1999and $1.2 million for the six months ended June 30, 2000 compared to $41,000 for six months ended June 30, 1999. The increase in interest income is due to the investment of the net proceeds of $57.5 million received from the August 1999 initial public offering.

Income Taxes (Credit)

     We had no income tax credit for 2000 and 1999 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that the cash and fixed maturity investments of $35.8 million at June 30, 2000 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

     Our sources of funds will consist primarily from commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses. We intend to pursue an aggressive brand-enhancement strategy consisting of traditional print advertising, national television and radio, and online marketing and promotional efforts. To continue to increase awareness of our brand, we are expecting to incur approximately $100 million of marketing and advertising expenses over the next three years.

     Cash used in operating activities was approximately $12.8 million and $2.0 million, respectively, for the six months ended June 30, 2000 and 1999 as shown in the Statements of Cash Flows. The increase in cash used in 2000 was primarily a result of a net loss for the period reflecting the increase in marketing expenditures.

     Cash flows provided by investing activities were $7.9 million in the first six months of 2000, compared to cash flow used by investing activities of approximately $290,000 in the first six months of 1999. The increase in cash provided by investing activities in 2000 is primarily due to net proceeds from the sale of investments totaling $9.0 million, which was used to fund the operating loss.

     Cash provided by financing activities was approximately $9,000 in the six month period ended June 30, 2000, compared to $5.2 million for the same period in 1999. The 1999 proceeds represent the private sales of our common stock, while proceeds in 2000 represent proceeds from the exercise of stock options.


IMPACT OF YEAR 2000

     In prior years, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $55,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the remainder of the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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


OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

     Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $636,000 in 1997, $198,000 in 1998, $15 million for the year ended December 31, 1999 and $13.9 million for the six months ended June 30, 2000. Because we plan to continue to incur high levels marketing expenses in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

     For the six month period ended June 30, 2000, approximately 90% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.


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


WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

     There are a growing number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. We incurred approximately $1.8 million of selling and marketing expenses during year ended December 31, 1998, $14.4 million for the year ended December 31, 1999 and $16.1 million for the six months ended June 30, 2000. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

WE MUST SUCCESSFULLY EXPAND INTO AUTOMOBILE AND OTHER INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

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

     While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 173 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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


OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS DO NOT CURRENTLY, AND MAY NEVER, GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

     As part of our marketing strategy, we have entered into strategic relationships and agreements to increase our access to online consumers. However, to date we have derived only a minimal amount of revenues from these arrangements. Under certain of these strategic agreements, we are obligated to pay referral fees based upon requests for applications or quotes, each of which do not generate revenue for us unless it results in a purchased insurance policy. In addition, most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.


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


IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

     We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1997, we paid $10,000 in cash reward guarantees, in 1998 we paid $8,500, for the year ended December 31, 1999 we paid $12,000,and for the six months ended June 30, 2000, we paid $5,000. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.


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

     In addition, because we are appointed as an agent for only 173 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.


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

TWO OF OUR OFFICERS AND DIRECTORS OWN ALMOST A MAJORITY OF OUR STOCK AND CONTINUE TO CONTROL OUR COMPANY AND THEIR INTERESTS MAY NOT BE THE SAME AS OUR PUBLIC STOCKHOLDERS

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

     Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale and unrealized losses on those investments totaled $179 for the quarter.

     We do not hold any derivative financial instruments as of June 30, 2000, and has never held such instruments in the past. Additionally, all of our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

     Use of Proceeds. As of June 30, 2000, our balance sheet reflected approximately $31.7 million in investments and $4.1 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's Annual Meeting of Stockholders was held on May 25, 2000.

     (b) At the Annual Meeting, the stockholders reelected to the Company's Board of Directors Mr. Richard F. Gretsch and Mr. Bruce J. Rueben, both Class I Directors. Messrs. Gretsch and Rueben will serve three-year terms ending upon the election of Class I Directors at the 2003 annual meeting of stockholders. The aggregate number of votes cast for, or withheld, for the election of Mr. Gretsch was as follows:
          18,611,375 for and 43,426 withheld. The aggregate number of votes cast for, or withheld, for the election of Mr. Rueben was as follows: 18,611,625 for and 43,176 withheld.

          The Board of Directors of the Company is composed of the Class I Directors named above, two Class II Directors, Messrs. Denton and McCartney, whose term expires at the 2001 Annual Meeting of Stockholders, and three Class III Directors, Messrs. Bland, Shannon and Thoms, whose terms expire at the 2002 Annual Meeting of Stockholders.

     (c) At the Annual Meeting the stockholders also ratified the appointment of Ernst & Young, LLP as auditors of the Company for the 2000 fiscal year. The aggregate number of votes cast for, against or abstained, for the ratification of Ernst & Young LLP was 18,646,840 for, 4,225 against and 3,736 abstained.

ITEM 5. OTHER INFORMATION

     Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a).Exhibits

         Exhibit Number                          Description
         --------------                          -----------
         27.01                                   Financial Data Schedule


     (b).Reports on Form 8-K

     No reports were filed on Form 8-K for the quarter ended June 30, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       QUOTESMITH.COM, INC.



Date: August 9,  2000.

                                       By:  /s/ David I. Vickers
                                           ----------------------------
                                           David I. Vickers
                                            Chief Financial Officer,
                                            Senior Vice President and Secretary