Form 10-Q
period 2000-09-30
QUOTESMITH COM INC
filed 2000-11-14
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.


                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               36-3299423
          (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)

                       8205 SOUTH CASS AVENUE, SUITE 102,
                             DARIEN, ILLINOIS 60561
                                 (630) 515-0170
                    (ADDRESS AND TELEPHONE NUMBER, INCLUDING
             AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

     The number of outstanding shares of the registrant's common stock was 19,001,711, net of treasury shares, on November 5, 2000.

                                      INDEX

                                                                                                                   PAGE
                                                                                                                   ----
                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets..........................................................................................    3

         Statements of Operations................................................................................    4

         Statements of Stockholders' Equity......................................................................    5

         Statements of Cash Flows................................................................................    6

         Notes to Financial Statements...........................................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   21



                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................   22

Item 2.  Changes in Securities and Use of Proceeds...............................................................   22

Item 3.  Defaults Upon Senior Securities.........................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   22

Item 5.  Other Information.......................................................................................   22

Item 6.  Exhibits and Reports on Form 8-K........................................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS

                                                                        SEPTEMBER 30,
                                                                           2000                 DECEMBER 31,
                                                                        (UNAUDITED)                1999
                                                                        ------------           ------------
                                              ASSETS
Cash and cash equivalents ....................................          $  6,202,661           $  8,990,022
Fixed maturity investments -
   available for sale at fair value ..........................            25,933,454             40,670,825
Commissions receivable, less allowances (2000 -
   $296,000: 1999 - $273,000) ................................             1,860,842              1,695,380
Other assets .................................................               712,497              2,933,403
                                                                        ------------           ------------
Total current assets .........................................            34,709,454             54,289,630
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2000--$714,000; 1999--$326,000) ..........................             1,852,786                888,516
                                                                        ------------           ------------
Total assets .................................................          $ 36,562,240           $ 55,178,146
                                                                        ============           ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................          $  3,278,311           $  5,981,671
                                                                        ------------           ------------
Total current liabilities ....................................             3,278,311              5,981,671

Long-term capital lease obligations ..........................               138,039                     --

Commitments and contingencies ................................                    --                     --
                                                                        ------------           ------------
Total Liabilities ............................................             3,416,350              5,981,671

Stockholders' equity:
      Common stock - par value, $.001 per share;
        shares authorized: 60,000,000
        shares issued: 2000--21,760,711;
        1999--21,758,181 .....................................                21,761                 21,758
      Additional paid-in capital .............................            63,825,935             63,683,525
      Retained-earnings deficit ..............................           (30,423,667)           (14,206,590)
      Treasury stock at cost
        (2,534,000 shares) ...................................              (263,000)              (263,000)
      Accumulated other comprehensive loss ...................               (15,139)               (39,218)
                                                                        ------------           ------------
Total stockholders' equity ...................................            33,145,890             49,196,475
                                                                        ------------           ------------
Total liabilities and stockholders'
   equity ....................................................          $ 36,562,240           $ 55,178,146
                                                                        ============           ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                         -------------                  -----------------
                                                      2000           1999              2000           1999
                                                      ----           ----              ----           ----
Revenues:
   Commissions and fees......................     $  3,782,292   $  2,348,588      $  12,555,574  $  5,358,423
   Other.....................................           12,463         10,430             33,775        50,795
                                                  ------------   ------------      -------------  ------------
Total revenues...............................        3,794,755      2,359,018         12,589,349     5,409,218
Expenses:
   Selling and marketing.....................        5,102,532      4,639,136         21,163,750     6,770,733
   Operations ...............................        1,786,685      1,219,648          5,881,988     3,909,790
   General and administrative ...............          956,266        870,574          3,489,817     2,255,781
                                                  ------------   ------------      -------------  ------------
Total expenses...............................        7,845,483      6,729,358         30,535,555    12,936,304
                                                  ------------   ------------      -------------  ------------
Operating loss...............................       (4,050,728)    (4,370,340)       (17,946,206)   (7,527,086)
Interest income .............................          544,513        421,118          1,729,129       461,693
                                                  -------------  ------------      -------------  ------------

Net loss.....................................     $ (3,506,215)  $ (3,949,222)     $( 16,217,077) $ (7,065,393)
                                                  ============   ============      =============  ============
Net loss per common
   share, basic and diluted .................     $      (0.18)  $      (0.23)     $      ( 0.84) $      (0.49)
                                                  ============   ============      =============  ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted............       19,226,711     16,999,079         19,226,008    14,527,040




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                           ------------                                                   ACCUMULATED  STOCKHOLDERS'
                                    NUMBER OF                    ADDITIONAL      RETAINED                    OTHER         EQUITY
                                      SHARES          PAR          PAID-IN       EARNINGS      TREASURY  COMPREHENSIVE  (DEFICIENCY
                                      ISSUED         VALUE         CAPITAL        DEFICIT        STOCK        LOSS       IN ASSETS)
                                      ------         -----         -------        -------        -----        ----       ----------
1999:
   Balance at January 1 .........   14,921,091   $     14,921   $  1,624,061   $   (386,591)   $(263,000)  $      --   $    989,391
   Net loss .....................           --             --             --    (13,819,999)          --          --    (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments ..............           --             --             --             --           --     (39,218)       (39,218)
                                                                                                                       ------------
   Total comprehensive loss .....                                                                                       (13,859,217)
   Proceeds from sale
   of common stock:
       Private placement and
         employees ..............    1,128,000          1,128      3,382,872             --           --          --      3,384,000
       Public offering, less
        expenses of $1,110,449...    5,709,090          5,709     57,497,833             --           --          --     57,503,542
   Employee stock compensation ..           --             --      1,178,759             --           --          --      1,178,759
                                    ----------   ------------   ------------   ------------    ---------   ---------   ------------
   Balance at December 31 .......   21,758,181         21,758     63,683,525    (14,206,590)    (263,000)    (39,218)    49,196,475
Nine months ended
   September 30, 2000 (unaudited)
   Net loss .....................           --             --             --    (16,217,077)          --          --    (16,217,077)
   Other comprehensive loss-
     unrealized gain on
       investments ..............           --             --             --             --           --      24,079         24,079
                                                                                                                       ------------
   Total comprehensive loss .....                                                                                       (16,192,998)
   Proceeds from sale
     of common stock:
       Exercise of Stock options         2,530              3          7,590             --           --          --          7,593
   Employee stock compensation ..           --             --        134,820             --           --          --        134,820
                                    ----------   ------------   ------------   ------------    ---------   ---------   ------------
   Balance at September 30,
     (unaudited) ................   21,760,711   $     21,761   $ 63,825,935   $(30,423,667)   $(263,000)  $ (15,139)  $ 33,145,890
                                    ==========   ============   ============   ============    =========   =========   ============





                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                       ----------------------------
                                                           2000           1999
                                                           ----           ----
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................   $(16,217,077)   $ (7,065,393)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense ......................        388,635         104,935
         Accounts payable and
           accrued liabilities .....................     (2,740,751)      1,970,388
         Commissions receivable ....................       (165,462)       (200,101)
         Stock compensation ........................        134,820       1,095,678
         Other assets ..............................      2,220,906        (541,499)
                                                       ------------    ------------
     Net cash used by operating
       activities ..................................    (16,378,929)     (4,635,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments .........................    (53,138,549)    (46,862,775)
   Proceeds from investment maturities .............     67,900,000
   Purchase of furniture,
   equipment, and computer software ................     (1,156,977)       (379,801)
                                                       ------------    ------------
   Net cash provided (used) by investing
     activities ....................................     13,604,474     (47,242,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock ..................................          7,593      60,891,479
   Proceeds from notes payable .....................                      2,000,000
   Payment of capital obligation ...................        (20,499)
   Repayment of notes payable ......................                     (2,000,000)
                                                       ------------    ------------
   Net cash (used) provided by
     financing activities ..........................        (12,906)     60,891,479
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,787,361)      9,012,911
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...      8,990,022         518,202
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $  6,202,661    $  9,531,113
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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000

         The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


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

4.       COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gains and losses, as follows:

                                                               QUARTER ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                               -------------                   -------------
                                                          2000             1999            2000            1999
                                                          ----             ----            ----            ----

         Net loss.................................   $  (3,506,215)   $  (3,949,222)   $(16,217,077)   $  (7,065,393)
         Unrealized gain (loss) on investments....          29,451          (10,726)         24,079          (10,726)
                                                     -------------    -------------    ------------    -------------
             Comprehensive loss...................   $  (3,476,764)   $  (3,959,948)   $(16,192,998)   $  (7,076,119)
                                                     =============    =============    ============    =============


5.       FURNITURE, EQUIPMENT AND COMPUTER SOFTWARE

OBLIGATIONS UNDER CAPITAL LEASE

         Furniture, equipment and computer software includes gross assets acquired under capital lease of $196,000 at September 30, 2000. Related amortization included in accumulated depreciation was approximately $15,000 at September 30, 2000. Amortization of assets under capital lease is included in depreciation expense.

         The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2000 are as follows:

         Year Ending
         December 31,                                           Amount
         ------------                                           ------

           2000                                               $   14,403
           2001                                                   57,612
           2002                                                   57,612
           2003                                                   57,612
           2004                                                   37,040
                                                              ----------
         Total minimum lease payments                            224,279
         Imputed interest                                        (48,849)
                                                              ----------
         Present value of net minimum lease payments             175,430
         Current lease obligation                                (37,391)
                                                              ----------
         Long-term lease obligations                           $ 138,039
                                                              ==========

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


OVERVIEW

         We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. Our service allows consumers to compare insurance products, obtain instant quotes from over 300 companies and purchase insurance from the company of their choice -- all without having to speak to commissioned salespeople. The Quotesmith.com model offers significant benefits to buyers of insurance who are able to obtain information from an unbiased source, as well as benefits to insurance companies who are able to efficiently market their products to a large group of interested consumers.

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

         We are licensed as an agent for life and health insurance throughout the United States. We continue to expand our Internet service offerings which now include instant quotes for several types of insurance, including dental, individual, small group and family medical insurance, Medicare supplement insurance, "no-exam" whole life insurance, annuities and, through a click-through arrangement with Progressive, access to private passenger automobile insurance quotes.

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


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues

         Revenues increased 61% to $3.8 million for the third quarter of 2000 compared to $2.4 million in the third quarter of 1999. For the nine months ended September 30, 2000 revenues increased 133% to $12.6 million from $5.4 million for the same nine month period in 1999. The growth in revenues in the third quarter of 2000 over the third quarter of 1999, and the growth in the revenues for the nine months ended September 30, 2000 over the same period in 1999 was due to a 78% and 176% growth in the number of paid policies, respectively. The increase in paid policies was partially offset by a decline in the average first year revenue per term life policy to $403 in the third quarter of 2000, compared to $445 in the third quarter of 1999. For the nine month period ending September 30, first year revenue per term life policy dropped to $397 for 2000, compared to $466 for 1999. The reduction in average first year revenue per term life policy was due to a shift in business mix to insurance carriers with lower levels of first year commissions.

Expenses

         Selling and Marketing. Selling and marketing expenses increased to $5.1 million in the third quarter of 2000 compared to $4.6 million in the third quarter of 1999, and increased to $21.2 million for the nine months ended September 30, 2000 compared to $6.8 million for the nine months ended September 30, 1999. The increase for the quarter ended September 30, 2000 represents a decrease in selling and marketing expense as a percentage of revenues to 134% compared to 197% for the same period in 1999. The increase in marketing expense for the nine month period ended September 30, 2000 represents an increase in selling and marketing expense as a percentage of revenues to 168% compared to 125% for the nine months ended September 30, 1999. The increase in marketing expense, in total and as a percentage of total revenues, was due to the expansion of television, print and radio advertisements beginning in the third quarter of 1999. The decline in marketing expense as a percentage of revenue in the third quarter of 2000 versus the third quarter of 1999 reflects management's decision to cut back on advertising expenditures in the third quarter of 2000. The Company anticipates a further reduction of marketing expenditures in the fourth quarter of 2000. The Company will maintain reduced marketing expenditures until our planned expansion into auto and long-term care insurance is fully implemented. This reduction in marketing expenses is expected to result in reduced levels of revenue in the fourth quarter of 2000 over the third quarter of 2000.

         Operations. Operations expenses increased 46% to $1.8 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999, and decreased as a percentage of revenues to 47% from 52%, respectively. Operations expense increased 50% to $5.9 million for the nine months ended September 30, 2000, compared to $3.9 million for the nine months ended September 30, 1999, which represents a decrease as a percentage of revenues to 47% in 2000 from 72% in 1999. The overall increase in operating expense for all periods noted is primarily due to an increase in employees, and increased depreciation expense related to the expansion of the corporate facilities. The increase in operating expenses for the nine months ended September 30 was partially offset by a $549,000 charge relating to stock options granted in the first quarter of 1999. The operating cost per paid policy was $199 in the third quarter of 2000 compared to $241 in the third quarter of 1999 verses $193 for the nine months ended September 30, 2000 compared to $304 for the nine months ended September 30, 1999. Declining operating costs per paid policy are due to the shifting of specified customer service functions to certain insurance companies and the realization of operational leverage with the growth in paid policies.

          General and Administrative. General and administrative expenses increased 10% to $956,000 in the third quarter of 2000 from $871,000 in the third quarter of 1999, and increased 55% to $3.5 million for the nine months ended September 30, 2000 compared to $2.3 million for the nine months ended September 30, 1999. General and administrative expenses decreased as a percentage of revenues to 25% from 37% for the quarter ended September 30, 2000 and 1999 respectively, and decreased as a percentage of revenues to 28% form 42% for the nine months ended September 30, 2000 and 1999 respectively. The 1999 general and administrative expense for the nine months ended September 30, 1999 included compensation expense of $242,000 relating to stock options granted in the first quarter of 1999. The level of general and administrative expenses was consistent with first and second quarter levels.

 Interest Income

         Interest income was $545,000 in the third quarter of 2000 compared to $421,000 in the third quarter of 1999 and $1.7 million for the nine months ended September 30, 2000 compared to $462,000 for nine months ended September 30, 1999. The increase in net interest income is due to the investment of the net proceeds of $57.5 million received from the August 1999 initial public offering.

Income Taxes (Credit)

         We had no income tax credit for 2000 and 1999 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $32.1 million at September 30, 2000 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, expand the stock repurchase program, acquire related or complementary businesses or technologies and/or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

         Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses.

         Cash used in operating activities was approximately $16.4 million and $4.6 million, respectively, for the nine months ended September 30, 2000 and 1999 as shown in the Statements of Cash Flows. The increase in cash used in 2000 was primarily a result of a net loss for the period reflecting the increase in marketing expenditures.

         Cash flows provided by investing activities were $13.6 million in the first nine months of 2000, compared to cash flow used by investing activities of approximately $47.2 million in the first nine months of 1999. The change in cash provided by investing activities in 2000 versus the use of proceeds in 1999 is primarily due to the use of the proceeds from the Company's initial public offering used to purchase investments in 1999. Proceeds from the sale of investments, net of cash used to purchase investments, were used to fund the Company's operating losses.

         Cash used by financing activities was approximately $13,000 in the nine month period ended September 30, 2000, compared to net cash provided by investing activities of $60.9 million for the same period in 1999. The 1999 cash provided by financing activities represents proceeds from the Company's initial public offering and the private sales of our common stock.

         On October 30,2000, the Company's Board of Directors authorized the repurchase of up to 3.5 million shares of common stock representing up to 18% of the total 19.2 million shares outstanding. The Board approved immediate commencement of the repurchase program as conditions warrant. As of November 5, 2000, the Company repurchased 225,000 shares of its stock for approximately $169,000.

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

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $636,000 in 1997, $198,000 in 1998, $15 million for the year ended December 31, 1999 and $16.2 million for the nine months ended September 30, 2000. Because we plan to continue to incur high levels of marketing expenses in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the nine month period ended September 30, 2000, approximately 89% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.


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

WE MAY GENERATE LIMITED REVENUES BECAUSE CONSUMERS CAN OBTAIN FREE QUOTES AND OTHER INFORMATION WITHOUT PURCHASING INSURANCE THROUGH OUR WEB SITE

         We only generate revenues if a consumer purchases insurance through our service. Consumers can access our Web site and obtain quotes and other information free of charge without any obligation to purchase insurance through us. Because all of the insurance policies quoted at our Web site can be purchased through sources other than us, consumers may take the quotes and other information that we provide to them and purchase one of our quoted policies from the agent or broker of their choice. If consumers only use our Web site for quote information purposes, we will not generate revenues and our business would be significantly harmed.

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

         While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 194 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS DO NOT CURRENTLY, AND MAY NEVER, GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

         As part of our marketing strategy, we began to enter into strategic relationships and agreements to increase our access to online consumers. However, to date we have derived only a minimal amount of revenues from these arrangements. Under certain of these strategic agreements, we are obligated to pay referral fees based upon requests for applications or quotes, each of which do not generate revenue for us unless it results in a purchased insurance policy. In addition, most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.


IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

         We have expanded our operations significantly since May 1996 and anticipate that further expansion may be required to realize our growth strategy. Our operations growth has placed significant demands on our management and other resources, which is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems for:

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1997, we paid $10,000 in cash reward guarantees, in 1998 we paid $8,500, for the year ended December 31, 1999 we paid $12,000,and for the nine months ended September 30, 2000, we paid $9,000. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

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


SOME OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES HAVE ONLY RECENTLY BEGUN EMPLOYMENT WITH US AND MAY NOT WORK WELL TOGETHER

         David I. Vickers, our Vice President and Chief Financial Officer; Willard L. Hemsworth II, our Senior Vice President of Marketing and Jay Angoff; our Vice President of Strategic Planning, all began employment with us in the last eleven months. These individuals have not previously worked together, or with other members of our senior management team and may not work together effectively. If these individuals do not work together effectively, our business would suffer.

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

         The markets for the products and services offered on our site are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements and changing consumer demands. We compete with both traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as Quicken InsureMarket, InsWeb Corporation and SelectQuote.

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

         In addition, because we are appointed as an agent for only 194 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

TWO OF OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR STOCK AND CONTINUE TO CONTROL OUR COMPANY AND THEIR INTERESTS MAY NOT BE THE SAME AS OUR PUBLIC STOCKHOLDERS

         As of November 5, 2000, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 37.6% of our outstanding common stock, and William Thoms, our Executive Vice President, directly controls 11.4% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of many additional public stockholders:

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

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale. Unrealized gains on those investments totaled $24,079 for the nine months ended September 30, 2000.

         We do not hold any derivative financial instruments as of September 30, 2000, and have never held such instruments in the past. Additionally, all of our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of the investments by an immaterial amount.

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

         Use of Proceeds. As of September 30, 2000, our balance sheet reflected approximately $25.9 million in investments and $6.2 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a). Exhibits

              Exhibit Number                         Description
              --------------                         -----------
              27.01                                  Financial Data Schedule


         (b). Reports on Form 8-K

              No reports were filed on Form 8-K for the quarter ended September 30, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         QUOTESMITH.COM, INC.



Date:    November 13, 2000.

                                         By: /s/ David I. Vickers
                                            ------------------------------------
                                            David I. Vickers
                                            Chief Financial Officer,
                                            Senior Vice President and Secretary