Form 10-K405
period 2000-12-31
QUOTESMITH COM INC
filed 2001-03-23
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
                                                         ----------------------
     to                          .
       ------------------------

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

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          Common Stock, $.003 par value
                         Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   Aggregate market value of the Registrant's voting stock held by non-affiliates on March 9, 2001 based on the closing price of said stock on the Nasdaq National Market on such date was, $4,611,599.

   As of March 9, 2001, 5,517,795 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 24, 2001, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies, and we guarantee the accuracy of every quote. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 17 years, we provide a complete "quote to policy delivery" insurance solution.

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

INDUSTRY BACKGROUND

          The Traditional Insurance Market in the United States

          The insurance market in the United States represents over $1 trillion in annual paid premiums. Insurance products are widely held by households and businesses. The United States insurance market is broadly divided into two categories: life and health insurance and property and casualty insurance. Over 4,500 insurance companies distribute their products through a network of agents and brokers or sell directly to consumers. There are approximately one million individuals licensed as agents and brokers to sell insurance in the United States. A variety of distribution systems have evolved, including "captive" one-company agents and independent agents and brokers that typically represent only two to five insurance companies.

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

          Online Insurance Opportunity

          The growing acceptance of the Internet and electronic commerce presents a significant opportunity for the insurance industry by allowing consumers to more efficiently and effectively research and transact with insurance companies. The fragmentation of the insurance industry and the significant price and product variation has led consumers to seek alternative means of purchase and insurance companies to seek alternative means of distribution. According to a recent research report, Internet-influenced sales of insurance are expected to grow from $2.0 billion in 2000 to $11.0 billion in 2003. We believe that the vast information sharing and communications power of the Internet will significantly improve the insurance industry for both consumers and insurance companies.

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

THE QUOTESMITH.COM SOLUTION

          We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies, and we guarantee the accuracy of every quote. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 17 years, we provide a complete "quote to policy delivery" insurance solution without the involvement of any commissioned salespeople.

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

          The Quotesmith.com solution provides the following principal advantages to both consumers and insurance companies:

          Comprehensive Source of Insurance Information and Products. On a single Web site, we provide insurance quotes from over 300 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, long-term care, disability, Medicare supplement, small group medical, "no exam" whole life, workers compensation and annuities. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

          Guaranteed-Accurate Instant Quotes. Over the past 17 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life policies. These Quotesmith.com guarantees are unmatched by any competitor.

          Consumer in Control. We put consumers in control of their insurance purchase decisions by giving them the ability to efficiently search, analyze and compare prices of insurance products from multiple insurance companies in complete privacy, on their own time and free from the pressure to buy associated with traditional salespeople. Consumers choose from what we believe is the largest selection of insurance companies using their own preferences regarding price and insurance company rating. Consumers are able to purchase insurance directly through us without ever speaking to a commissioned salesperson.

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

         - providing access to our licensed agents for matters which require their attention;

         -        offering instant downloadable applications;

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

         - monitoring call centers to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

         - providing regular application status reports and web access to our customers on a consistent basis through policy delivery; and

         - offering a 30-day cancellation option on all paid term life policies.

          Fully Licensed National Insurance Agency. Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our company or one of our employees is licensed to offer life and health insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 17-year period, we have established vital information-contributor relationships with over 300 insurance companies, of which we are currently appointed as an authorized agent by approximately 165 insurance companies. We typically seek and receive formal agency appointment from an insurance company after we receive a purchase request for that company's product from a prospective customer.

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

OUR STRATEGY

          Our strategy is to be the leading Internet-based service for all insurance needs of individuals and small businesses. The key elements of our strategy include:

          Continue to Build the Quotesmith.com Brand. We intend to pursue a marketing strategy designed to promote our Quotesmith.com brand and consumer awareness of the benefits of buying insurance through us.

          Offer Additional Insurance Products. We will continue to expand into additional types of insurance. We expect to leverage our brand, proprietary database and operational infrastructure to expand the breadth of insurance products we offer to our customers. While historically our primary product has been term life insurance, we now offer long-term care, dental, individual and family medical, Medicare supplement, small group medical, "no-exam" whole life insurance, workers compensation, and fixed annuities. Additionally, we currently offer access to private passenger automobile insurance quotes through a click-through arrangement with Progressive. The Company intends to enter the auto insurance brokerage business. This auto insurance plan will be implemented on a state-by-state basis beginning in 2001. Quotesmith.com will continue to provide a click-through to Progressive for quote requests in states not covered by the Company. We plan to expand these offerings and add additional life and health insurance and property and casualty insurance products. We plan to market these products to both new customers and to our existing customer base.

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

          Strengthen and Pursue Strategic Relationships and Agreements. We believe that strategic joint ventures and licensing arrangements are attractive methods of expansion, as they will enable us to combine our expertise in Internet-based insurance offerings with other brand names, complementary services or technology. We plan to pursue additional relationships and agreements in the future. In addition, we may seek to acquire complementary technologies or businesses.

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

          Application Processing. If a consumer desires to purchase a policy, the consumer selects an insurance company and policy, and downloads an application for that policy while online. We accept requests for applications from consumers throughout the United States, 24 hours a day, 7 days a week. We also provide toll-free support during business hours. We offer instant downloadable applications to accelerate the underwriting process for a majority of the insurance companies within our term life offerings and have expanded into other product lines. After the consumer receives the application, we provide help in completing and proofreading the application, which the consumer returns to us to begin the underwriting process.

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

         - Private passenger automobile. This provides collision and liability insurance to individuals for private cars and vehicles. We currently provide access to instant quotes using a click-through arrangement with Progressive. The Company intends to enter the auto insurance brokerage business on a state-by-state basis beginning in 2001.

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

         - Single premium fixed annuity. We offer instant quotes and deliver fixed and variable annuity products using a click-through arrangement with AnnuityScout.com.

         - Workers' compensation. This provides insurance for employee job-related injuries or disease.

         - Long-Term Care. This line of insurance provides coverage to individuals for costs related to a long physical illness, a disability, or a cognitive impairment.

         - Disability Insurance. This program provides $1 million catastrophic accidental disability insurance, via a joint venture with Health Extras.

          The following table shows information with respect to the principal product types currently available through our services. We obtained the information regarding United States 1999 annual premiums from A.M. Best.

                                                                                                 QUOTESMITH.COM SERVICE
                                                                                                 AS OF JANUARY 26, 2001
                                                                                                 ----------------------
                                                               UNITED STATES                                  NUMBER OF QUOTED
TYPE OF INSURANCE PRODUCT                                  1999 ANNUAL PREMIUMS           STATES COVERED     INSURANCE COMPANIES
-------------------------                                  --------------------           --------------     -------------------
Individual term life...................................       $     8 billion               50 and D.C.            113
Private passenger automobile...........................           122 billion               48 and D.C.              5
Dental.................................................           2.3 billion               50 and D.C.             38
Individual and family medical..........................           100 billion               49 and D.C.            113
Long-term medical care.................................           745 million               50                      16
Short term individual medical (1)......................                    --               45                      11
Supplemental health....................................           7.4 billion               50 and D.C.             76
Small group medical....................................           525 billion               20                      32
Commercial property....................................           1.5 billion               47                      18
Commercial general liability...........................           1.3 billion               47                      18
Commercial automobile..................................           1.2 billion               47                      18
Workers' Compensation..................................             4 billion               47                      18
"No exam" whole life...................................                    --               50 and D.C.             41
Fixed annuities........................................            37 billion               50 and D.C.             83

(1) 1999 annual premiums included in the annual premiums for individuals and family medical insurance.

TECHNOLOGY

          Proprietary Insurance Information Databases. We maintain a proprietary database of premium rates and policy coverage information from over 300 insurance companies. At Quotesmith.com, we do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain claims-paying ability ratings from A.M. Best, Duff & Phelps Credit Rating Co., Moody's, Standard & Poor's, and Weiss Ratings, Inc. and hold licenses to re-distribute the copyrighted rating of each company. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make several thousand changes to our database.

          Technology Systems. Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies from Silicon

Graphics, Netscape Communications, Santa Cruz Operation (SCO) and others. We have internally developed and enhanced our proprietary programs over a period of 17 years utilizing scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

          An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

          Server Hosting and Backup. Our Web site system hardware is hosted at AboveNet Communications in San Jose, California and Vienna, Virginia. We are currently building-out a third data site in Chicago Illinois, hosted at Level 3 Communications, Inc. These grade "A" telecommunications data centers provide redundant communications lines to the Internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our Web site offline. Finally, tape backups are performed nightly to prevent a loss of data.

MARKETING

          At Quotesmith.com, we attract new consumers and communicate the availability of new products and services primarily through direct response marketing methods. We have established ourselves as a leading Internet-based insurance brand through an offline marketing campaign consisting primarily of magazine advertisements, radio and direct mail. We employ in-house volume media buying and other strategies to minimize the expenses of broad-based advertising. Using our proprietary information processing systems and consumer database as well as other resources, we employ statistical analyses to measure the effectiveness and efficiency of our marketing efforts.

          We intend to aggressively pursue a marketing strategy designed to promote our Quotesmith.com brand and consumer awareness of the benefits of buying insurance through us. We intend to target households and small businesses.

          Our marketing strategy is to promote our brand and attract self-directed consumers to our Web site. Our marketing initiatives include:

         - utilizing direct response print advertisements placed primarily in financially oriented magazines and special interest magazines;

         -        advertising via radio and direct mail; and

         - entering into strategic relationships with other financial services and general purpose Web sites to increase our access to online consumers.

MATERIAL STRATEGIC RELATIONSHIPS AND AGREEMENTS

          At Quotesmith.com, we selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services.

          The Progressive Corporation. In September 1998, we entered into an agreement with Progressive, the nation's fourth largest private passenger automobile insurance company, to provide a click-through to their private passenger automobile insurance service. As a result of this agreement, visitors from our Web site may click into Progressive's Web site to obtain instant automobile insurance quotes from State Farm, Allstate, Progressive and other automobile insurance companies. Progressive compensates us for this traffic based upon the number of completed quotes.

            The Company intends to enter the auto insurance brokerage business during 2001. The rollout of the auto insurance brokerage will be conducted on a state-by-state basis. Quotesmith.com will continue to provide a click-through to Progressive for quote requests in states not covered by the Company.

COMPETITION

          We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online, or provide lead referral services online, such as InsWeb Corporation.

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

         - monitor the activity of our non-licensed customer service representatives;

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

          While no regulatory actions are pending against us, we can give you no assurance that we would be deemed to be in compliance with all applicable insurance licensing requirements of each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain any additional licenses.

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

EMPLOYEES

          As of December 31, 2000, we had 136 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.


ITEM 2.  PROPERTIES

          Our executive, administrative and operating offices are located in approximately 24,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2003. We anticipate that we may require additional space within the next 12 months to accommodate our anticipated growth and that suitable office space will be available on commercially reasonable terms.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth information regarding our executive officers and certain other key employees.

NAME                                                     AGE     POSITION
----                                                     ---     --------
Robert S.  Bland....................................      47    Chairman of the Board, President and Chief Executive Officer
William V.  Thoms ..................................      48    Executive Vice President
David I.  Vickers...................................      39    Senior Vice President, Chief Financial Officer and  Secretary
Burke A.  Christensen...............................      55    Vice President of Operations and General Counsel
Willard L.  Hemsworth II............................      56    Senior Vice President of Marketing
Hao Chang...........................................      41    Senior Vice President, Chief Information Officer
Jay Angoff..........................................      50    Vice President of Strategic Planning
Richard C.  Claahsen................................      36    Vice President of Regulatory Affairs
Ronald A.  Wozniak..................................      47    Vice President of Information Technology

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

         David I. Vickers has served a senior vice president, chief financial officer, secretary and chief accountant since January 2000. From 1997 to 1999 Mr. Vickers served as senior vice president and chief financial officer of Amerin Corporation, a publicly held financial guarantor, which provided private mortgage insurance to leading mortgage originators. From 1992 to 1997, Vickers was senior vice president and chief financial officer of Pioneer Financial Services, Inc., a publicly held life and health insurance company, which had assets of approximately $2 billion and annual revenues of $1 billion. From 1983 to 1992, Vickers was employed in the insurance division at Ernst & Young LLP, where he held a number of senior management positions. Mr. Vickers is a certified public accountant and earned a bachelor's degree in accounting from Indiana University. He also holds Chartered Life Underwriter (CLU) and Fellow Life Management Institute (FLMI) designations.

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

         Willard L. Hemsworth II has served as our senior vice president of marketing since November 1999. Mr. Hemsworth has served as a senior vice president at D'Arcy Masius Benton & Bowles, Inc. for 15 years. Prior to that he served at Chicago based EURO RSCG Tatham as group media director. Mr. Hemsworth also spent five years at A.C. Nielsen as director of Nielsen television index special analysis team. Hemsworth holds an MBA in Marketing Management from Loyola University of Chicago, a Bachelor of Science degree in Advertising Communications from the University of Illinois.

         Hao Chang has served as a senior vice president and our Chief Information Officer since February of 2001. Dr. Chang was -most recently manager of information technology at First Penn-Pacific Life Insurance Company. Dr. Chang holds a Ph.D. in Geographic Information Systems (Environmental Science) from Oklahoma State University and a B.S. Degree in Environmental Engineering from Beijing University of Forestry. He also studied Management Information Systems in the University of Washington MBA program.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Common share and per share information in this annual report have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective on March 7, 2001.

         Initial Public Offering. The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-79355) for our initial public offering, was August 3, 1999. A total of 1,903,030 shares of common stock were sold at a price of $33.00 per share to an underwriting syndicate led by Hambrecht & Quist, Paine Webber Incorporated, ABN AMRO Rothschild and Charles Schwab & Co., Inc. The underwriters exercised their over allotment on August 31, 1999. The initial public offering and exercise of the over allotment option resulted in gross proceeds $62.8 million of which $4.2 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.1 million. Net proceeds to Quotesmith.com from the offering were approximately $57.5 million. We did not pay any of the net proceeds of the offering, directly or indirectly, to any director or officer of Quotesmith.com, or to any persons owning ten percent or more of our common stock, or any of our affiliates.

         Use of Proceeds. As of December 31, 2000, our balance sheet reflected approximately $24.0 million in investments and $4.3 million in cash and equivalents principally as a result of the remaining proceeds received from the initial public offering.

         Market Information. Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of the Company's initial public offering. Prior to our IPO, no established public trading market for our common equity existed. As of March 9, 2001 the approximate number of record holders of the Registrant's Common Stock was 2,360. The last sale price of our common stock on March 9, 2001 was $1 15/16. The following table sets forth, for the period indicated, the high and low last sale price (as adjusted for a one-for-three reverse stock split effective March 7, 2001) of our common stock as reported on the Nasdaq National Market.

                                                                HIGH                                   LOW
                                                                ----                                   ---
2000:
     First Quarter........................................  $   36                                $   12 3/4
     Second Quarter.......................................      14 5/8                                 6 3/32
     Third Quarter........................................       8 1/4                                 5 7/16
     Fourth Quarter.......................................       6                                     1 31/32


1999:
     Third Quarter........................................      38 1/4                                21 3/16
     Fourth Quarter.......................................      36 3/8                                20 5/8

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

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                              2000        1999        1998        1997      1996
                                                              ----        ----        ----        ----      ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue..........................................         $ 15,236    $   8,408   $   5,576   $   4,262   $  3,812
 Expenses:
   Selling and marketing(1).......................           24,201       14,397       1,791       2,152      1,109
   Operations.....................................            7,445        5,481       2,690       1,794      1,551
   General and administrative.....................            4,432        3,570       1,293         952        786
                                                           --------    ---------   ---------   ---------   --------
     Total expenses...............................           36,078       23,448       5,774       4,898      3,446

 Operating income (loss)..........................          (20,842)     (15,040)       (198)       (636)       366
 Interest income (expense), net...................            2,220        1,220           2         (41)       (14)
 Deferred income taxes (credit)...................               --           --          --        (210)       129
                                                           --------    ---------   ---------   ---------   --------
 Net income (loss)................................         $(18,622)   $ (13,820)  $    (196)  $    (467)  $    223
                                                           ========    =========   =========   =========   ========
 Basic and diluted net
     income (loss) per share (2)..................         $  (2.93)   $   (2.64)  $   (0.05)  $   (0.12)  $   0.06
                                                           ========    =========   =========   =========   ========

 Weighted average common
     shares and equivalents
     outstanding, basic and diluted (2)...........            6,366        5,237       4,086       3,985      4,051


                                                                                 DECEMBER 31,
                                                                                 -------------
                                                              2000        1999         1998        1997        1996
                                                              ----        ----         ----        ----        ----
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash  ...........................................          $  4,269      $ 8,990      $  518      $    4       $  1
Working capital (deficit)........................            27,443       48,308         749        (121)       334
Total assets.....................................            32,643       55,178       1,806         830        869
Long-term liabilities............................               128           --          --         233        146
Total liabilities................................             2,976        5,982         817       1,063        636
Total stockholders' equity
 (deficiency in assets)..........................            29,667       49,196         989        (233)       233


                                                                           YEAR ENDED DECEMBER 31,
                                                                           ------------------------
                                                              2000        1999        1998        1997      1996
                                                              ----        ----        ----        ----      ----
SELECTED OPERATING STATISTICS:
Completed quotes
    Term life.....................................        2,105,000    1,496,000     784,000     592,000    354,000
    Health and other..............................        1,993,000      963,000      47,000          --         --
                                                          ---------   ----------   ---------   ---------   --------
       Total completed quotes ....................        4,098,000    2,459,000     831,000     592,000    354,000
Policies sold
    Term life.....................................           33,491       17,039      10,920       8,755      6,649
    Health and other..............................            4,029          747          --          --         --
                                                          ---------   ----------   ---------   ---------   --------
       Total policies sold .......................           37,520       17,786      10,920       8,755      6,649

(1) Since January 1, 1997, our direct response advertising costs no longer qualify for deferral and are expensed as incurred. If direct response advertising costs had not been deferred and amortized for any year, selling and marketing expenses would have been $1.2 million in 1996 and $1.7 million in 1997.

(2) Basic and diluted net income (loss) per share and basic and diluted weighted average common shares and equivalents outstanding have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective March 7, 2001.


SELECTED QUARTERLY OPERATING RESULTS

          The following tables set forth unaudited statements of operations data for 2000 and 1999. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this Form 10-K, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

                                                                   QUARTER ENDED
                                                                   -------------
                                                    MAR. 31,    JUN. 30,   SEP. 30,    DEC. 31,
                                                    --------    --------   --------    --------
2000                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $   3,882   $ 4,913    $   3,795   $   2,646
Expenses:
 Selling and marketing............................     10,138     5,923        5,103       3,037
 Operations.......................................      2,263     1,832        1,787       1,563
 General and administrative.......................      1,226     1,308          956         942
                                                    ---------   -------    ---------   ---------
    Total expenses................................     13,627     9,063        7,846       5,542
                                                    ---------   -------    ---------   ---------
Operating loss....................................     (9,745)   (4,150)      (4,051)     (2,896)
Interest income, net..............................        620       564          545         491
                                                    ---------   -------    ---------   ---------
Net loss  ........................................  $  (9,125) $ (3,586)   $  (3,506)  $  (2,405)
                                                    =========  ========    =========   =========
Net loss per share
    basic and diluted (1).........................  $   (1.42) $  (0.56)   $   (0.55)  $   (0.39)


                                                                   QUARTER ENDED
                                                                   -------------
                                                    MAR. 31,    JUN. 30,   SEP. 30,    DEC. 31,
                                                    --------    --------   --------    --------
1999                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $   1,463   $ 1,587    $   2,359   $   2,999
Expenses:
 Selling and marketing............................        681     1,451        4,639       7,626
 Operations.......................................      1,507     1,183        1,219       1,571
 General and administrative.......................        721       664          871       1,315
                                                    ---------   -------    ---------   ---------
    Total expenses................................      2,909     3,298        6,729      10,512
                                                    ---------   -------    ---------   ---------
Operating loss....................................     (1,446)  (1,711)       (4,370)     (7,513)
Interest income, net..............................         16        25          421         758
                                                    ---------   -------    ---------   ---------
Net loss  ........................................  $  (1,430)  $(1,686)   $  (3,949)  $  (6,755)
                                                    =========   =======    =========   =========
Net loss per share
    basic and diluted (1).........................  $ (0.33)    $ (0.37)   $   (0.70)  $   (1.05)


(1) Basic and diluted net loss per share have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective March 7, 2001.

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

OVERVIEW

          We generate revenues from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. The Company recognizes commissions on all other lines of business after we receive notice that the insurance company had received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangement with Progressive. Our revenue recognition accounting policy has been applied to all periods presented in "Selected Financial and Other Data."

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

          Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits and expenses associated with processing insurance applications and maintaining our database and Web site. The historical lag between the time an application is submitted to the insurance companies and when we recognize revenues significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

          Selling and marketing expenses consist primarily of direct advertising costs.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

          Revenues increased 81% to $15.2 million in 2000 from $8.4 million in 1999. The growth in revenues in 2000 was due to a 111% growth in the number of policies sold which was partially offset by a decline in the average first year revenue per term life policy to $390 in 2000 compared to $445 in 1999. The reduction was due a shift in business mix to insurance carriers with lower levels of first year commissions.

Expenses

          Selling and Marketing. Selling and marketing expenses increased 68% to $24.2 million for 2000 from $14.4 million in 1999, and decreased as a percentage of revenues to 159% from 171%. The increase in expenses for the year was primarily due to expansion into television advertisements and increased radio advertising. We expect to significantly curb advertising expenditures in 2001 by eliminating television advertising.

          Operations. Operations expenses increased 36% to $7.4 million in 2000 from $5.5 million in 1999, and decreased as a percentage of revenues to 49% from 65%. The increase in operating expenses is due to a 111% increase in policies sold during the year. The 1999 operating expense included compensation expense of $549,000 relating to stock options granted in 1999 as described in Note 7 to our financial statements The operating cost per policy sold, exclusive of the stock option charge, was $198 per policy in 2000 compared to $277 in 1999.

          General and Administrative. General and administrative expenses increased 24% to $4.4 million in 2000 from $3.6 million in 1999 and decreased as a percentage of revenues to 29% from 42%. This increase also reflects additional executive personnel, increased rent due to the expansion of facilities, franchise taxes, and increased professional fees.

Interest Income, Net

          Interest income, net was $2.2 million in 2000 compared to $1.2 million in 1999. The components are included in Note 2 to our financial statements. The increase in net interest income is due an increase in average invested assets in 2000.

Income Taxes (Credit)

          We had no income tax credit for 2000 and 1999 due to valuation allowances provided against net deferred tax assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues

          Revenues increased 51% to $8.4 million in 1999 from $5.6 million in 1998. The growth in revenues in 1999 was due to a 63% growth in the number of policies sold which was partially offset by a decline in the average first year revenue per term life policy to $445 in 1999 compared to $488 in 1998. The reduction was due to the general decline in term life premiums and a shift in business mix to insurance carriers with lower levels of first year commissions.

Expenses

          Selling and Marketing. Selling and marketing expenses increased 704% to $14.4 million for 1999 from $1.8 million in 1998, and increased as a percentage of revenues to 171% from 32%. The increase in expenses, in total and as a percentage of total revenues, was due to the expansion of print and radio advertisements.

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

Interest Income, Net

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

LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $28.3 million at December 31, 2000 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

          Our sources of funds will consist primarily from commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses. We are expecting our advertising expense to remain relatively flat in 2001 compared to the levels of expense experienced in the fourth quarter of 2000.

          Cash used in operating activities was approximately $19.6 million, $11.4 million and $135,000, in 2000, 1999, and 1998, as shown in the Statements of Cash Flows. The increase in cash used in 2000 was primarily a result of increased losses for the year.

          Cash provided by investing activities totaling $16.0 million in 2000 consisted of net proceeds from the maturity of investments totaling approximately $17.8 million, offset by purchases of fixed assets totaling $1.8 million. Cash used in investing activities was $41.0 million and $186,000 respectively, in 1999 and 1998. The significant increase in 1999 reflects the net purchases of fixed maturity investments resulting from the proceeds of the August 1999 initial public offering of our company.

          Cash used in financing activities in 2000 was primarily the result of a company stock buy back. During 2000 the Company bought back 487,000 shares at an average cost of $2.25 per share. Cash provided by financing activities was $60.9 million in 1999, attributable to proceeds from private sales of our common stock of $3.4 million and net proceeds from the initial public offering of $57.5 million. Cash provided by financing activities was $835,000 in 1998, primarily as a result of proceeds from the private sale of our common stock of $1.3 million reduced by repayment of notes of $433,000.

          On June 24, 1999, we borrowed $2.0 million from a significant investor. The loan bore an interest rate of 12.5% per annum. This loan was repaid at the closing of the initial public offering.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO RATING ENGINE, OUR REVENUES AND BUSINESS COULD BE HARMED

         The Company intends to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine. The project has experienced technical delays and is currently expected to be introduced in 2001. We may experience additional difficulties that could further delay or prevent the successful transition into the auto brokerage business which could result in additional expenditures and the loss of revenue.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $198,000 in 1998, $15.0 million in 1999 and $20.8 million for the year ended December 31, 2000. Because we plan to continue to incur high levels of marketing expenses, compared to revenue, in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE NEARLY ALL OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the year ended December 31, 2000, approximately 88% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

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

         Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Causes of these fluctuations have included, among other factors:

- the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria -- this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

- changes in selling and marketing expenses, as well as other operating expenses;

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

WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

         There are a number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

WE MUST SUCCESSFULLY EXPAND INTO ADDITIONAL INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

         We have recently expanded our product offering to include other types of insurance in addition to our traditional term life product and will continue to do so in the future. Expanding our product offering has required significant expenditures and further expansion, if any, will require additional expenditures. In addition, a portion of our selling and marketing expenditures will be used to promote these new product offerings. However, to date we have generated small amounts of revenues from our new product types. If our new product offerings do not generate sufficient revenues to cover the related expenditures, our business, results of operations and financial condition would be harmed.

WE DO NOT HAVE AGENCY CONTRACTS WITH ALL OF THE INSURANCE COMPANIES WE QUOTE ON OUR WEB SITE AND SOME INSURANCE COMPANIES MAY REFUSE TO PARTICIPATE IN OUR DATABASE OR REFUSE TO DO BUSINESS WITH US

         While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 165 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1998 we paid $8,500, for the year ended December 31, 1999 we paid $12,000,and for the year ended December 31, 2000, we paid $11,500. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

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

         The markets for the products and services offered on our site are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements and changing consumer demands. We compete with both traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as InsWeb Corporation and SelectQuote.

         We also potentially face competition from a number of large online services that have expertise in developing online commerce and in facilitating a high volume of Internet traffic for or on behalf of our competitors. For instance, some of our competitors have relationships with major electronic commerce companies, including InsWeb, which has relationships with Yahoo!, Snap, Quicken and Infoseek. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the online insurance market.

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

-        license insurance agents and brokers;

- monitor the activity of our non-licensed customer service representatives; and

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

IF WE BECOME SUBJECT TO LEGAL LIABILITY FOR THE INFORMATION WE DISTRIBUTE ON OUR WEB SITE OR COMMUNICATE TO OUR CUSTOMERS, OUR BUSINESS COULD BE HARMED

         Our customers rely upon information we provide regarding insurance quotes, coverage, exclusions, limitations and ratings. To the extent that the information we provide is not accurate, we could be liable for damages from both consumers and insurance companies. These types of claims have been brought, sometimes successfully, against agents, online services and print publications in the past. These types of claims could be time-consuming and expensive to defend, divert management's attention, and could cause consumers to lose confidence in our service. As a result, these types of claims, whether or not successful, could harm our business, financial condition and results of operations.

         In addition, because we are appointed as an agent for only 165 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.


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

                   RISKS RELATED OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

         The Company's Common Stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq National Market. On December 13, 2000, the staff of the Nasdaq Stock Market ("Nasdaq") notified the Company that the bid price for its Common Stock had been below $1.00 per share for a period of thirty consecutive days. The Staff later advised the Company that it would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain its listing on the Nasdaq National Market. In an attempt to remedy the stock price deficiency, the company effected a one-for-three reverse stock split on March 7, 2001. On March 9, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $1 15/16 per share. There can be no assurance that the Company will be able to maintain a bid price in excess of $1.00 per share.

         In addition to the $1.00 minimum bid price per share requirement described above, the continued listing of the Common Stock on the Nasdaq National Market is subject to the maintenance of the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements. In particular, the Nasdaq National Market Listing Requirements require that a company currently included in the Nasdaq National Market meet each of the following standards to maintain its continued listing:

         Nasdaq National Market Listing Considerations:

         (1) Net tangible assets of $4,000,000;

         (2) a public float of 750,000 shares;

         (3) a market value of public float of $5,000,000;

         (4) a minimum bid price of $1 per share;

         (5) 400 round lot shareholders;

         (6) two market makers; and

         (7) compliance with Nasdaq corporate governance rules.

         On March 13, 2001, the staff of Nasdaq notified the Company that the market value of the public float was below the minimum $5.0 million for the last 30 consecutive trading days. The staff advised the Company that it would be provided ninety calendar days to regain compliance, or until June 11, 2001, to maintain its listing on the Nasdaq National Market or submit an application to transfer to the Nasdaq Smallcap Market.

          In the event that the Company is unable to satisfy this or other requirements for continued listing on the Nasdaq National Market, the Company may be able to satisfy the requirements for listing on the Nasdaq SmallCap Market on an ongoing basis. The requirements for listing on the Nasdaq SmallCap Market are listed below:

         Nasdaq SmallCap Market Listing Considerations:

         (1) either (a) net tangible assets of $2,000,000, (b) net income in two of the last three years of $500,000, or (c) a market capitalization of $35,000,000;

         (2) a public float of 500,000 shares;

         (3) a market value of public float of $1,000,000;

         (4) a minimum bid price of $1.00 per share;

         (5) two market makers;

         (6) 300 round lot shareholders; and

         (7) compliance with Nasdaq corporate governance rules.

         The Company believes that maintaining the listing of its Common Stock on the Nasdaq National Market is in the best interest of the Company and its stockholders. Inclusion in the Nasdaq National Market increases liquidity and may potentially minimize the spread between the "bid" and "asked" prices quoted by market makers. Further, a Nasdaq National Market listing may enhance the Company's access to capital and increase the Company's flexibility in responding to anticipated capital requirements. The Company believes that prospective investors will view an investment in the Company more favorably if its shares qualify for listing on the Nasdaq National Market.

         The Company also believes that the current per share price level of the Common Stock has reduced the effective marketability of the Company's shares of Common Stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

         In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of the Common Stock can result in individual stockholders paying transaction costs (commissions, markups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase the Common Stock at its current low share price.

         In addition, if the Common Stock is not listed on the Nasdaq National Market and the trading price of the Common Stock were to fall below $1.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the Common Stock could further limit the market liquidity of the Common Stock and the ability of investors to trade the Common Stock.

         As discussed, in the event that the Common Stock is delisted from the Nasdaq National Market, the Company may not qualify for listing on the Nasdaq SmallCap Market. In such an event, sales of the Common Stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the Common Stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.


OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS, AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

         The market price of our common stock is highly volatile and is subject to wide fluctuations. Recently, the stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate fluctuations, could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

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

         As of January 25, 2001, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 43.2% of our outstanding common stock, and William Thoms, our Executive Vice President, directly controls 13.1% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

         Substantially all of our investments are subject to interest rate risk. The Company considers all investments as available-for-sale and unrealized gains on those investments totaled $36,420 in 2000, while unrealized losses on those investments totaled $39,218 for 1999.

         Quotesmith.com did not hold any derivative financial instruments as of December 31, 2000, and has never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short term nature of our investments, a 1% increase in interest rates would decrease the fair value of Quotesmith.com's investments by an immaterial amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-14 hereof, and are incorporated in this Item by reference thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no disagreements on accounting and financial disclosures.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2001 annual meeting of stockholders scheduled for May 24, 2001. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation," excluding the Board Compensation Committee Report and the stock price performance graph, is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2001 annual meeting of stockholders scheduled for May 24, 2001.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section entitled "Ownership of Securities" is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2001 annual meeting of stockholders scheduled for May 24, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" is incorporated by reference from the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2001 annual meeting of stockholders scheduled for May 24, 2001


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

     Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29,
     1999).
     Quotesmith.com 1999 Employee Stock Purchase Plan.
     Employment Agreement between the Company and Robert S. Bland.
     Employment Agreement between the Company and William V. Thoms. Employment Agreement between the Company and David I. Vickers. Employment Agreement between the Company and Burke A. Christensen.
     Form of Director Indemnification Agreement.

     See Exhibit Index (immediately following the signature page) for exhibits filed with this report on Form 10-K.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K for the quarter ended December 31, 2000.

(c)  Exhibits

     See Exhibits Index (immediately following the signature page).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

                                           QUOTESMITH.COM, INC.


                                           By:  /s/ROBERT S. BLAND
                                                -------------------------------
                                           Name:  Robert S.  Bland,
                                           Title:  Chairman, President and Chief
                                           Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 13, 2001:

           SIGNATURE                                                        TITLE
           ---------                                                        -----
/s/ROBERT S. BLAND                                  Chairman, President and Chief Executive Officer (Principal
---------------------------                         Executive Officer)
Robert S. Bland

/s/ WILLIAM V. THOMS                                Executive Vice President and Director
---------------------------
William V. Thoms

/s/ DAVID I. VICKERS                                Senior Vice President, Chief Financial Officer and Secretary
---------------------------                         (Principal Financial and Accounting Officer)
David I. Vickers

/s/ BRUCE J. RUEBEN                                 Director
---------------------------
Bruce J. Rueben

/s/ TIMOTHY F. SHANNON                              Director
---------------------------
Timothy F. Shannon

/s/ JEREMIAH A. DENTON, JR.                         Director
---------------------------
Jeremiah A. Denton, Jr.

/s/ RICHARD F. GRETSCH                              Director
---------------------------
Richard F. Gretsch

/s/ JOHN MCCARTNEY                                  Director
---------------------------
John McCartney

EXHIBITS

                                    FORM 10-K
                                INDEX TO EXHIBITS

Exhibit
Number          Description of Document

3.1++      Restated Certificate of Incorporation of Company.
3.2++      Amended and Restated By-Laws of the Company.
4.3++      Form of Rights Agreement.
4.3(a) ++  Certificate of Designation, Preferences and Rights.
10.1++ Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2++     Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3++     Employment Agreement between the Company and Robert S. Bland.
10.4++     Employment Agreement between the Company and William V. Thoms.
10.5+++    Employment Agreement between the Company and David I. Vickers.
10.6++     Employment Agreement between the Company and Burke A. Christensen.
10.7++     Form of Director Indemnification Agreement.
10.8++ Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.9++ Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.10++ Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.11++ Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.12++ Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.13++ Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
23.1       Consent of Ernst & Young LLP(filed herewith)
24.0       Powers of Attorney (See signature page to this report)

++ Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355) filed July 30, 1999.

+++  Incorporated by reference to the Company's Form 10-K filed March 28, 2000.

                              QUOTESMITH.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS



AUDITED FINANCIAL STATEMENTS                                                PAGE

Report of Independent Auditors............................................  F-2
Balance Sheets as of December 31, 2000 and 1999...........................  F-3
Statements of Operations for the Years Ended December 31, 2000,
   1999, and 1998.........................................................  F-4
Statements of Stockholders' Equity for the Years Ended December 31,
   2000, 1999, and 1998...................................................  F-5
Statements of Cash Flows for the Years Ended December 31, 2000, 1999,
   and 1998...............................................................  F-6
Notes to Financial Statements.............................................  F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Quotesmith.com, Inc.

         We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                      /s/ERNST & YOUNG LLP

Chicago, Illinois
January 12, 2001, except Note 9, as to which the date is March 7, 2001

                              QUOTESMITH.COM, INC.

                                 BALANCE SHEETS


                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                             2000                1999
                                                                                     ------------        ------------
                                     ASSETS
Cash and equivalents .........................................................       $  4,269,141        $  8,990,022
Fixed maturity investments -
   available for sale at fair value  (Note 3) ................................         24,027,889          40,670,825
Commissions receivable, less allowances (2000 - $239,000;
  1999 - $273,000) ...........................................................          1,540,515           1,695,380
Other assets (Note 2) ........................................................            453,071           2,933,403
                                                                                     ------------        ------------
Total current assets .........................................................         30,290,616          54,289,630
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 2000--$873,000; 1999--$326,000) ................          2,352,147             888,516
                                                                                     ------------        ------------

Total assets .................................................................       $ 32,642,763        $ 55,178,146
                                                                                     ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................................       $  2,847,508        $  5,981,671
                                                                                     ------------        ------------
Total current liabilities ....................................................          2,847,508           5,981,671

Long-term capital lease obligations(Note 5) ..................................            127,950                  --
                                                                                     ------------        ------------

Total Liabilities ............................................................          2,975,458           5,981,671

Commitments and contingencies (Note 8)

Stockholders' equity (Notes 6, 7 and 9): Common stock, $.003 par value; shares authorized:
        2000 & 1999--60,000,000; shares issued:
        2000 -- 7,253,570; 1999 -- 7,252,727 .................................             21,761              21,758
      Additional paid-in capital .............................................         63,836,873          63,683,525
      Retained-earnings deficit ..............................................        (32,828,218)        (14,206,590)
      Treasury stock at cost: 2000 -- 1,331,667 shares;
        1999 -- 844,667 shares ...............................................         (1,360,313)           (263,000)
      Accumulated other comprehensive loss ...................................             (2,798)            (39,218)
                                                                                     ------------        ------------
Total stockholders' equity ...................................................         29,667,305          49,196,475
                                                                                     ------------        ------------
Total liabilities and stockholders'
   equity ....................................................................       $ 32,642,763        $ 55,178,146
                                                                                     ============        ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF OPERATIONS


                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                         2000                1999                1998
                                                 ------------        ------------        ------------
Revenues:
   Commissions and fees (Note 1) .........       $ 15,190,010        $  8,354,131        $  5,507,596
   Other .................................             46,410              54,152              68,034
                                                 ------------        ------------        ------------
Total revenues ...........................         15,236,420           8,408,283           5,575,630
Expenses:
   Selling and marketing (Note 2) ........         24,200,846          14,396,951           1,791,145
   Operations (Note 7) ...................          7,445,235           5,480,519           2,689,408
   General and administrative (Note 7) ...          4,431,730           3,570,231           1,292,481
                                                 ------------        ------------        ------------
Total expenses ...........................         36,077,811          23,447,701           5,773,034
                                                 ------------        ------------        ------------
Operating loss ...........................        (20,841,391)        (15,039,418)           (197,404)
Interest income, net (Note 2) ............          2,219,763           1,219,419               1,803
                                                 ------------        ------------        ------------
Loss before income taxes .................        (18,621,628)        (13,819,999)           (195,601)
Income tax credit (Note 4) ...............                 --                  --                  --
                                                 ------------        ------------        ------------
Net loss .................................       $(18,621,628)       $(13,819,999)       $   (195,601)
                                                 ============        ============        ============
Net loss per common
   share, basic and diluted (Note 9) .....       $      (2.93)       $      (2.64)       $      (0.05)
                                                 ============        ============        ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted (Note 9)          6,366,045           5,236,992           4,086,021


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          COMMON STOCK

                                                  NUMBER OF                               ADDITIONAL          RETAINED-
                                                   SHARES                 PAR              PAID-IN            EARNINGS
                                                   ISSUED                VALUE             CAPITAL             DEFICIT
                                                   ------                -----             -------             -------
1998:
   Balance at January 1 ..............           4,830,000         $     14,490        $    206,220        $   (190,990)
   Net loss ..........................                  --                   --                  --            (195,601)
   Proceeds from sale
     of common stock .................             143,697                  431           1,267,841                  --
   Effect of stock
     options granted .................                  --                   --             150,000                  --
                                              ------------         ------------        ------------        ------------
   Balance at December 31  ...........           4,973,697               14,921           1,624,061            (386,591)
1999:
   Net loss ..........................                  --                   --                  --         (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments ...................                  --                   --                  --                  --

   Total comprehensive loss ..........
   Proceeds from sale of common stock:
       Private placement and
         employees ...................             376,000                1,128           3,382,872                  --
       Public offering ($33/share),
       less expenses of $1,110,449 ...           1,903,030                5,709          57,497,833                  --
   Employee stock compensation .......                  --                   --           1,178,759                  --
                                              ------------         ------------        ------------        ------------
   Balance at December 31  ...........           7,252,727               21,758          63,683,525         (14,206,590)
2000:
   Net loss ..........................                  --                   --                  --         (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments ...................                  --                   --                  --                  --

   Total comprehensive loss ..........
   Purchase of treasury stock ........                  --                   --                  --                  --
   Proceeds from sale of common stock:
     -exercise of stock options ......                 843                    3               7,590                  --
   Employee stock compensation .......                  --                   --             145,758                  --
                                              ------------         ------------        ------------        ------------
   Balance at December 31  ...........           7,253,570         $     21,761        $ 63,836,873        $(32,828,218)
                                              ============         ============        ============        ============

                                                                                            TOTAL
                                                                   ACCUMULATED          STOCKHOLDERS'
                                                                       OTHER               EQUITY
                                                TREASURY           COMPREHENSIVE         (DEFICIENCY
                                                  STOCK                 LOSS              IN ASSETS)
                                                   -----                ----              ----------
1998:
   Balance at January 1 ..............        $   (263,000)        $         --         $   (233,280)
   Net loss ..........................                  --                   --             (195,601)
   Proceeds from sale
     of common stock .................                  --                   --            1,268,272
   Effect of stock
     options granted .................                  --                   --              150,000
                                              ------------         ------------         ------------
   Balance at December 31  ...........            (263,000)                  --              989,391
1999:
   Net loss ..........................                  --                   --          (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments ...................                  --              (39,218)             (39,218)
                                                                                        ------------
   Total comprehensive loss ..........                                                   (13,859,217)
   Proceeds from sale of common stock:
       Private placement and
         employees ...................                  --                   --            3,384,000
       Public offering ($33/share),
       less expenses of $1,110,449 ...                  --                   --           57,503,542
   Employee stock compensation .......                  --                   --            1,178,759
                                              ------------         ------------         ------------
   Balance at December 31  ...........            (263,000)             (39,218)          49,196,475
2000:
   Net loss ..........................                  --                   --          (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments ...................                  --               36,420               36,420
                                                                                        ------------
   Total comprehensive loss ..........                                                   (18,585,208)
   Purchase of treasury stock ........          (1,097,313)                  --           (1,097,313)
   Proceeds from sale of common stock:
     -exercise of stock options ......                  --                   --                7,593
   Employee stock compensation .......                  --                   --              145,758
                                              ------------         ------------         ------------
   Balance at December 31  ...........        $ (1,360,313)        $     (2,798)        $ 29,667,305
                                              ============         ============         ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                    2000                 1999                 1998
                                                            ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................        $(18,621,628)        $(13,819,999)        $   (195,601)
   Adjustments to reconcile to net cash
     used by operating activities:
       Depreciation expense ........................             547,526              159,429               66,574
       Amortization ................................          (1,126,663)            (498,684)                  --
       Accounts payable and accrued liabilities ....          (3,172,722)           5,165,344              185,941
       Commissions receivable ......................             154,865             (687,718)            (316,639)
       Stock compensation ..........................             145,758            1,178,759              150,000
       Other assets ................................           2,480,332           (2,894,155)             (25,064)
                                                            ------------         ------------         ------------
   Net cash used by
     operating activities ..........................         (19,592,532)         (11,397,024)            (134,789)
                                                            ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments .........................         (64,853,981)         (53,596,502)                  --
   Proceeds from investment  maturities ............          82,660,000           13,385,143                   --
   Purchase of furniture, equipment
     and software ..................................          (1,815,228)            (807,339)            (185,760)
                                                            ------------         ------------         ------------
   Net cash provided (used) by investing activities           15,990,791          (41,018,698)            (185,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock ..................................               7,593           60,887,542            1,268,272
   Proceeds used to purchase treasury stock ........          (1,097,313)                  --                   --
   Payment of capital lease obligation .............             (29,420)                  --                   --
   Proceeds from notes payable .....................                  --            2,000,000                   --
   Repayment of notes payable ......................                  --           (2,000,000)            (433,330)
                                                            ------------         ------------         ------------

   Net cash (used) provided by financing activities           (1,119,140)          60,887,542              834,942
                                                            ------------         ------------         ------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS ....          (4,720,881)           8,471,820              514,393
CASH AND EQUIVALENTS AT
   BEGINNING OF YEAR ...............................           8,990,022              518,202                3,809
                                                            ------------         ------------         ------------
CASH AND EQUIVALENTS AT
   END OF YEAR .....................................        $  4,269,141         $  8,990,022         $    518,202
                                                            ============         ============         ============


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

         In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 1998, these included one company with revenues of $1.3 million. In 1999, these included two companies with revenues of $1.9 million and $1.0 million. In 2000, these included two companies with revenues of $2.3 million and $4.1 million. The Company's business represents one business segment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change, as more information becomes known, which could impact the amounts reported and disclosed herein.

REVENUE RECOGNITION

         The Company recognizes annual first year commissions for term-life business as revenues when the policy has been approved by the underwriter and an initial premium payment (which may be annual, semi-annual, quarterly, or monthly) has been made by the customer. An allowance is provided for estimated commissions that will not be received due to the nonpayment of installment first year premiums.

         Revenues on all other lines of business, as well as for renewal and bonus commissions and other revenues, are recognized when the Company receives notification that such revenues have been earned.

ADVERTISING COSTS

         Selling and marketing expenses in the accompanying financial statements are comprised of advertising costs. The costs of producing advertising are expensed in the first period that the advertising takes place. The costs of communicating the advertising are expensed in the period the advertising is communicated. As of December 31, 1999, other assets included advertising production costs of approximately $352,000 and prepaid advertising costs of approximately $1,874,000 relating to advertising shown in January 2000. There was no prepaid advertising as of December 31,2000.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

INVESTMENTS

         The Company classifies its fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders' equity as accumulated other comprehensive income or loss with no effect on net income or loss.

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

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NON-OPERATING INCOME AND EXPENSE

         Interest income, net in the accompanying statements of operations includes the following:

                                           YEARS ENDED DECEMBER 31,
                                           ------------------------
                                      2000                1999                1998
                               -----------         -----------         -----------
Interest income .......        $ 2,242,835         $ 1,248,331         $    29,531
Interest expense ......            (23,072)            (28,912)            (27,728)
                               -----------         -----------         -----------
   Interest income, net        $ 2,219,763         $ 1,219,419         $     1,803
                               ===========         ===========         ===========

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


3.  INVESTMENTS

         Investments are classified as available-for-sale securities and are reported at fair value, as follows:

                                                                 GROSS              GROSS
                                             AMORTIZED         UNREALIZED         UNREALIZED            FAIR
                                               COST              GAINS              LOSSES              VALUE
                                            -----------         --------          ----------           -------
December 31, 2000:
U.S.  Government agency bonds ......        $ 6,882,390        $     1,005        $        --        $ 6,883,395

State and municipal bonds ..........          2,500,000                 --                 --          2,500,000
Corporate bonds and commercial paper         14,648,297                 99              3,902         14,644,494
                                            -----------        -----------        -----------        -----------
    Total ..........................        $24,030,687        $     1,104        $     3,902        $24,027,889
                                            ===========        ===========        ===========        ===========
December 31, 1999:
U.S.  Government agency bonds ......        $ 1,998,537        $        --        $     3,537        $ 1,995,000

State and municipal bonds ..........         19,803,549                 65                 34         19,803,580
Corporate bonds and commercial paper         18,907,957                228             35,940         18,872,245
                                            -----------        -----------        -----------        -----------
    Total ..........................        $40,710,043        $       293        $    39,511        $40,670,825
                                            ===========        ===========        ===========        ===========


         As of December 31, 2000 all investments mature within one year.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

4.  INCOME TAXES

         A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                2000                1999                1998
                                         -----------         -----------         -----------
Pre-tax loss times federal rate .        $(6,331,400)        $(4,698,800)        $   (66,500)
  State income tax credit .......           (893,800)           (663,300)             (9,400)
  Increase in valuation allowance          7,164,200           4,920,200              56,000
  Stock compensation ............             55,600             425,500              19,400
  Other .........................              5,400              16,400                 500
                                         -----------         -----------         -----------
     Income tax credit ..........        $        --         $        --         $        --
                                         ===========         ===========         ===========


         Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards. In 2000, the Company converted from a cash basis to accrual basis for tax purposes.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                   ---------------------------------
                                                           2000                 1999
                                                   ------------         ------------
Deferred tax liabilities:
   Commissions receivable .................        $         --         $    658,000
   Other assets ...........................               4,000            1,144,000
                                                   ------------         ------------
Total deferred tax liabilities ............               4,000            1,802,000
Deferred tax assets:
   Net operating loss carryforwards .......          11,880,000            4,434,000
   Unamortized cash to accrual adjustment .             728,000                   --
   Accounts payable and accrued liabilities                  --            2,321,000
   Depreciation ...........................              45,000                   --
   Other ..................................             126,000               94,000
                                                   ------------         ------------
Total gross deferred tax assets ...........          12,779,000            6,849,000
Valuation allowance .......................         (12,775,000)          (5,047,000)
                                                   ------------         ------------
Net deferred tax assets ...................               4,000            1,802,000
                                                   ------------         ------------
Net deferred tax amounts ..................        $         --         $         --
                                                   ============         ============

         As of December 31, 2000, the Company had net operating loss carryforwards of approximately $30,619,000 available to offset future taxable income, which expire $76,000 in 2001 and the remainder in 2006 to 2020. There were no income taxes paid or recovered in 1998, 1999, or 2000.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.  OBLIGATIONS UNDER CAPITAL LEASE

         Furniture, equipment and computer software at December 31, 2000 includes gross assets acquired under capital lease of $196,000. Related amortization included in accumulated depreciation was $25,000 at December 31, 2000. Amortization of assets under capital lease is included in depreciation expense.


         The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2000 are as follows:

         Year Ending
         December 31,                                          Amount
         ------------                                          ------
           2001                                               $   57,612
           2002                                                   57,612
           2003                                                   57,612
           2004                                                   37,040
                                                              ----------
         Total minimum lease payments                            209,876
         Imputed interest                                        (43,367)
                                                              ----------
         Present value of net minimum lease payments             166,509
         Current lease obligation                                (38,559)
                                                              ----------
         Long-term lease obligations                           $ 127,950
                                                              ==========

6.  STOCKHOLDERS' EQUITY

TREASURY STOCK

         In 2000 the Company's Board of Directors authorized the repurchase of up to 1.17 million shares of the Company's common stock. As of December 31, 2000, the Company had purchased 487,000 shares of its common stock for approximately $1.1 million.

PRIVATE PLACEMENT AND RELATED PARTY TRANSACTIONS

 In September 1998, the Company entered into a services agreement with a third party (the Party) under which the Company would pay a fee to the Party for its customers who purchased insurance through the Company's service. There have been no transactions under the agreement. In February 1999, the Company sold 333,333 shares of its common stock to the parent company of the Party (the Investor) for proceeds of $3,000,000 in a private placement. The Company also sold 90,909 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering. In June 1999, the Company borrowed $2,000,000 from the Investor. The Note was repaid in August 1999. In 2001, the Company repurchased its shares from the Investor.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has a plan under which employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 71,820 were available at December 31, 2001.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

PREFERRED STOCK

         In May 1999, the Company authorized 5,000,000 shares of $0.001 par value preferred stock. No shares have been issued.

STOCKHOLDER RIGHTS PLAN

         In May 1999, the Company declared a distribution of one preferred stock purchase right for each outstanding share of its common stock, and the Company intends to issue those rights along with future issuances of common shares. The rights become exercisable only if a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. Prior to the rights becoming exercisable, the Company may redeem the rights for $0.03 per right. If the rights become exercisable, the Company may exchange each right for one share of common stock providing that 50% of the Company has not been acquired. The rights expire in 2009.

         If the rights become exercisable and they have not been exchanged, holders of each right, other than the acquiring person or group, would be entitled to acquire three hundredths of a share of the Company's preferred stock at an exercise price equal to five times the initial offering price of the Company's common stock. If issued, each preferred share would entitle the holder to cumulative quarterly dividends of the greater of $1.00 per share or 33.3 times the common share dividends. The preferred shareholders would receive 33 votes per share and have a liquidation preference of $0.333 per share over the common shares.

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


7.  STOCK OPTIONS

         The Company has established a stock option plan (the Plan) to provide additional incentives to our employees, officers, and directors. Under the Plan, an aggregate of 500,000 shares of common stock may be granted to participants in the Plan.

         The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, and, accordingly, recognizes no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. SFAS 123, "Accounting for Stock Based Compensation", requires disclosure of pro forma information regarding net income (loss) per share, using pricing models to estimate the fair value of stock option grants. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net loss and net loss per share would have been as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                     2000           1999         1998
                                                                     ----           ----         -----
                                                                  (in thousands, except per share data)
         Pro forma net loss                                       $(20,468)       $ (14,445)   $  (248)
         Pro forma net loss per common share,
           basic and diluted                                      $  (3.22)       $   (2.76)   $ (0.06)

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS


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


                                                                       YEARS ENDED DECEMBER 31,
                                                                    2000           1999         1998
                                                                    ----           ----         -----
         Dividend yield...................................          0.0%            0.0%         0.0%
         Risk-free interest rate..........................          5.0%            5.5%         5.0%
         Volatility (not applicable to
           minimum-value method)..........................         95.0%           75.0%          --
         Expected life (years)............................          5.0             5.0          5.0


         In 2000, 1999 and 1998, the company recorded compensation expense of $145,758, $983,000 and $150,000 respectively relating to stock options granted below the estimated fair value of the Company's common stock, with a corresponding credit to additional paid-in capital. The Company recorded compensation expense of $196,000 in 1999 related to an executive's purchase of stock at a price below the estimated fair value.

         Transactions related to all stock options are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                       2000                     1999                            1998
                                             ----------------------- ---------------------------    ------------------
                                                           Weighted                  Weighted                  Weighted
                                                Shares      Average      Shares       Average       Shares      Average
                                                 Under     Exercise       Under      Exercise        Under     Exercise
                                                 Option      Price       Option        Price        Option       Price
                                                 ------      -----       ------        -----        ------       -----
Beginning Balance.........................      268,241    $ 21.33         66,668   $    11.25       25,000  $     6.00

Granted with exercise price:
    Less than stock value.................          --          --         75,000        13.80       16,667        3.00
    Equal to stock value..................      157,000      17.76         89,333        29.91       16,667        7.50
    Greater than stock value..............          --          --         75,000        26.70       25,000       21.00
                                             ----------               -----------               -----------
                                                157,000      17.76        239,333        23.85       58,334       12.00
Exercised.................................         (843)       9.00            --           --       (8,333)       6.00
Forfeited.................................      (46,402)     21.42        (37,760)       19.59       (8,333)       6.00
                                             ----------               -----------               -----------
Outstanding...............................       377,996   $ 19.86        268,241   $    21.33       66,668  $    11.25
                                             ===========              ===========               ===========
    Exercisable at end of year............      196,339                   106,406                    41,667
                                             ==========               ===========               ===========

         Under the plan, 112,828 shares were available for grant as awards or options at December 31, 2000.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Information regarding options outstanding and exercisable at December 31, 2000 is summarized as follows:

                                            Options Outstanding                              Options Exercisable
                           ----------------------------------------------------------------------------------------
                                           Weighted Average
                                               Remaining         Weighted                          Weighted
                                Number     Contractual Life       Average         Number      Average Exercisable
   Exercise Price             Outstanding     (in years)      Exercise Price    Exercisable          Price
   --------------             -----------     ----------      --------------    -----------          -----
   $ 3.00 - $10.32              167,828           8.66        $      7.22          78,162      $      7.08
   $ 15.00 - $21.00              36,666           3.76              17.32          36,666            17.32
   $ 24.00 - $33.00             156,836           8.48              31.63          81,511            31.22
   $ 37.50 - $46.89              16,666           8.90              42.20              --               --
                            -----------                                       -----------
                                377,996           8.12        $     19.87         196,339      $     19.01
                            ===========                                       ============

          The unexercisable options become exercisable within one to three years. The options have terms of ten years.

          The weighted average fair value per share of options granted was as follows:

                                                                      2000                  1999                 1998
                                                                      ----                  ----                 ----
Granted with exercise price:
   Less than stock value...............................         $       --             $    19.50            $    7.05
   Equal to stock value................................              13.05                  19.14                 0.15
   Greater than stock value............................                 --                   4.50                   --
      Total                                                     $    13.05             $    14.67            $    1.20

8.  COMMITMENTS AND CONTINGENCIES

         As of December 31, 2000, the Company leases office space under an operating lease agreement in which the Company is committed to annual rent expense of approximately $276,000 through 2003. In addition, the Company must pay its proportionate share of taxes and operating costs. Rent expense was $100,000 in 1998, $203,000 in 1999 and $268,000 in 2000.

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

9.       STOCK SPLIT

         On March 5, 2001, the Board of Directors of the Company approved a one-for-three reverse stock split and a change of par value per share from $.001 to $.003, effective on March 7, 2001. In the accompanying financial statements and related notes, all share and per share amounts have been retroactively adjusted to reflect the stock split. The components of stockholders' equity were not affected by these changes.