Form 10-Q
period 2001-03-31
QUOTESMITH COM INC
filed 2001-05-10
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from                 to              .
                                              -----------------   -------------


                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     36-3299423
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

            The number of outstanding shares of the registrant's common stock was 5,517,779 net of treasury shares, on May 3, 2001.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets..........................................................................................    3

         Statements of Operations................................................................................    4

         Statements of Stockholders' Equity......................................................................    5

         Statements of Cash Flows................................................................................    6

         Notes to Financial Statements...........................................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   21



                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................   21

Item 2.  Changes in Securities and Use of Proceeds...............................................................   21

Item 3.  Defaults Upon Senior Securities.........................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   22

Item 5.  Other Information.......................................................................................   22

Item 6.  Exhibits and Reports on Form 8-K........................................................................   22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                    MARCH 31,        DECEMBER 31,
                                                                       2001              2000
                                                                   (UNAUDITED)
                                                                  ------------       ------------
                                         ASSETS

Cash and cash equivalents ....................................    $  4,014,950     $  4,269,141
Fixed maturity investments --
   available for sale at fair value ..........................      20,835,871       24,027,889
Commissions receivable, less allowances (2001 --
   $207,000: 2000 -- $239,000) ...............................       1,212,702        1,540,515
Other assets .................................................         446,188          453,071
                                                                  ------------     ------------
Total current assets .........................................      26,509,711       30,290,616
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2001 -- $1,009,000; 2000 -- $873,000) ....................       2,351,631        2,352,147
                                                                  ------------     ------------
Total assets .................................................    $ 28,861,342     $ 32,642,763
                                                                  ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................    $  2,227,376     $  2,847,508
                                                                  ------------     ------------
Total current liabilities ....................................       2,227,376        2,847,508

Long-term capital lease obligations ..........................         117,546          127,950
                                                                  ------------     ------------

Total liabilities ............................................       2,344,922        2,975,458

Commitments and contingencies ................................              --               --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2001 and 2000 -- 7,253,570 ............          21,761           21,761
      Additional paid-in capital .............................      63,847,811       63,836,873
      Retained-earnings deficit ..............................     (35,274,265)     (32,828,218)
      Treasury stock at cost 2001 -- 1,735,791;
        2000 -- 1,331,667 ....................................      (2,089,993)      (1,360,313)
      Accumulated other comprehensive gain (loss) ............          11,106           (2,798)
                                                                  ------------     ------------
Total stockholders' equity ...................................      26,516,420       29,667,305
                                                                  ------------     ------------
Total liabilities and stockholders'
   equity ....................................................    $ 28,861,342     $ 32,642,763
                                                                  ============     ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS



                                                 QUARTER ENDED
                                                    MARCH 31,
                                         -------------------------------
                                             2001               2000
                                         ------------       ------------
                                                 (UNAUDITED)
Revenues:
   Commissions and fees ............     $  2,391,198       $  3,870,404
   Other ...........................           15,984             11,491
                                         ------------       ------------
Total revenues .....................        2,407,182          3,881,895
Expenses:
   Selling and marketing ...........        2,851,417         10,137,306
   Operations ......................        1,489,304          2,263,110
   General and administrative ......          912,563          1,226,092
                                         ------------       ------------
Total expenses .....................        5,253,284         13,626,508
                                         ------------       ------------
Operating loss .....................       (2,846,102)        (9,744,613)
Interest income ....................          400,055            619,795
                                         ------------       ------------

Net loss ...........................     $ (2,446,047)      $ (9,124,818)
                                         ============       ============
Net loss per common
   share, basic and diluted ........     $      (0.43)      $      (1.42)
                                         ============       ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted ..        5,624,278          6,408,310

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                        COMMON STOCK                                                                      TOTAL
                                 --------------------------                                              ACCUMULATED  STOCKHOLDERS'
                                  NUMBER OF                   ADDITIONAL    RETAINED-                       OTHER         EQUITY
                                    SHARES          PAR         PAID-IN     EARNINGS       TREASURY     COMPREHENSIVE  (DEFICIENCY
                                    ISSUED         VALUE        CAPITAL      DEFICIT         STOCK       GAIN (LOSS)    IN ASSETS)
                                 ------------  ------------  ------------  ------------   ------------  ------------   ------------
2000:
   Balance at January 1 ..........  7,252,727  $     21,758  $ 63,683,525  $(14,206,590)  $   (263,000)   $  (39,218)  $49,196,475
   Net loss ......................         --            --            --   (18,621,628)            --            --   (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments ...............         --            --            --            --             --        36,420        36,420
                                                                                                                       -----------
   Total comprehensive loss ......                                                                                     (18,585,208)
   Purchase of treasury stock ....         --            --            --            --     (1,097,313)           --    (1,097,313)
   Proceeds from sale
     of common stock
     -exercise of stock options ..        843             3         7,590            --             --            --         7,593
   Employee stock compensation ...         --            --       145,758            --             --            --       145,758
                                  -----------  ------------  ------------  ------------   ------------   -----------   -----------
   Balance at December 31 ........  7,253,570        21,761    63,836,873   (32,828,218)    (1,360,313)       (2,798)   29,667,305
Three months ended
   March 31, 2001 (unaudited)
   Net loss ......................         --            --            --    (2,446,047)            --            --    (2,446,047)
   Other comprehensive gain-
     unrealized gain on
       investments ...............         --            --            --            --             --        13,904        13,904
                                                                                                                       -----------
   Total comprehensive loss ......                                                                                      (2,432,143)
   Purchase of treasury stock ....         --            --            --            --       (729,680)           --      (729,680)
   Employee stock compensation ...         --            --        10,938            --             --            --        10,938
                                  -----------  ------------  ------------  ------------   ------------   -----------   -----------
   Balance at March 31,
     (unaudited) .................  7,253,570  $     21,761  $ 63,847,811  $(35,274,265)  $ (2,089,993)  $    11,106   $26,516,420
                                  ===========  ============  ============  ============   ============   ===========   ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                         2001              2000
                                                     ------------     ------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .....................................    $ (2,446,047)    $ (9,124,818)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense ...................         135,631           86,218
         Amortization ...........................         285,171          266,121
         Accounts payable and
           accrued liabilities ..................        (621,337)        (209,115)
         Commissions receivable .................         327,813         (273,030)
         Stock compensation .....................          10,938           83,778
         Other assets ...........................           6,883        2,306,625
                                                     ------------     ------------
     Net cash used by operating
       activities ...............................      (2,300,948)      (6,864,221)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments ......................      (3,079,249)     (23,560,021)
   Proceeds from investment maturities ..........       6,000,000       32,500,000
   Purchases of furniture,
     equipment, and computer software ...........        (135,115)        (866,026)
                                                     ------------     ------------
   Net cash provided by investing
     activities .................................       2,785,636        8,073,953

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock ...............................              --           11,979
   Proceeds used to purchase treasury stock .....        (729,680)              --
   Payment of capital lease obligation ..........          (9,199)              --
                                                     ------------     ------------
   Net cash (used) provided by
     financing activities .......................        (738,879)          11,979
                                                     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS ..................................        (254,191)       1,221,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,269,141        8,990,022
                                                     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......    $  4,014,950     $ 10,211,733
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required GAAP for complete financial statements.


3.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4.       COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment losses, as follows:

                                                                          QUARTER ENDED
                                                                             MARCH 31,
                                                                        2001             2000
                                                                   --------------    ------------
         Net loss..............................................    $   (2,446,047)   $ (9,124,818)
         Unrealized gain (loss) on investments.................            13,904          (5,193)
                                                                   --------------    ------------
             Comprehensive loss................................    $   (2,432,143)   $ (9,130,011)
                                                                   ==============    ============


                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       STOCK SPLIT

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements made in this Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects, our future results of operations or financial position and statements preceded by, followed by or that include the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or similar expressions, are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The section entitled "Factors Affecting Future Operating Results" describes some, but not all, of the factors that could cause these differences. See also our Form 10-K for the year ended December 31, 2000.


OVERVIEW

         We generate revenues from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. The Company recognizes commissions on all other lines of business after we receive notice that the insurance company had received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangements with Progressive.

         The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, of which a significant portion of time is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Revenues

          Revenues decreased 38% to $2.4 million in the first quarter of 2001 compared to $3.9 in the first quarter of 2000. The drop in revenues is due to a 33% drop in the number of paid policies from 9,388 in the first quarter of 2000 to 6,319 in the first quarter of 2001. The reduction in paid policies is due to a 72% reduction in marketing expenses. The drop in the number of policies paid was compounded by a drop in the average first year commission per new policy sold to $378 in the first quarter of 2001, compared to $412 in the first quarter of 2000.

Expenses

          Selling and Marketing. Selling and marketing expenses decreased 72% to $2.9 million in the first quarter 2001 compared to $10.1 million in the first quarter of 2000, and dropped as a percentage of revenue from 261% in the first quarter of 2000 to 118% in the first quarter of 2001. The reduction of selling and marketing expenses reflects management's decision to reduce advertising expense and conserve capital. Management currently intends to further reduce subsequent 2001 marketing expenditure below the levels experienced in the first quarter of 2001 and does not intend to increase it's marketing expenditures again until the launch of its new personal automobile insurance quotation engine has been successful and is producing new policy sales at a satisfactory pace.

          Operations. Operations expenses decreased 34% to $1.5 million for the quarter ended March 31, 2001 compared to $2.3 million for the same period in 2000. The decrease in operating expense reflects a 33% decline in the number of polices paid in the first quarter of 2001 compared to 2000. The operating costs per paid policy remained relatively unchanged at $236 per paid policy in the first quarter of 2001, compared to $241 in the first quarter of 2000.

          General and Administrative. General and administrative expenses dropped approximately $314,000 or 26% in the first quarter of 2001 to $913,000 compared to $1.2 million in the first quarter of 2000 due primarily to non-recurring executive severance costs incurred in the first quarter of 2000.

 Interest Income

           Interest income was $400,000 in the first quarter of 2001 compared to $620,000 in the first quarter of 2000. The decrease in interest income reflects the use of investment principal to fund operating losses. Interest income will continue to decrease as we use our cash to fund operating losses.

Income Taxes (Credit)

          We had no income tax credit for 2001 and 2000 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $24.9 million at March 31, 2001 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

          Our sources of funds consist primarily of commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses.

          Cash used in operating activities was approximately $2.3 million and $6.9, respectively, in the quarters ended March 31, 2001 and 2000. The decrease in cash used in the first quarter of 2001 was primarily a result of a decreased net loss for the period reflecting the sharp decrease in marketing expenditures, partially offset by a decrease in accounts receivable and other assets. The decrease in other assets is substantially due to a decrease in prepaid advertising.

          Cash flows provided by investing activities were $2.8 million in the first quarter of 2001, compared to cash flow provided by investing activities of approximately $8.1 million in the first quarter of 2000. The decrease in cash provided by investing activities in 2001 is primarily due to a decline in cash and equivalents and fixed maturity investments from $41.7 million at March 31 of 2000 to $24.8 million at March 31, 2001. The proceeds of which were used to fund operating losses.

          Cash used by financing activities was approximately $739,000 in the first quarter of 2001, compared to cash provided by financing activities of $12,000 in for the same period in 2000. The cash used by financing activities in the first quarter of 2001 represents funds used to purchase our common stock under the share repurchase program.


FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO RATING ENGINE, OUR REVENUES AND BUSINESS COULD BE HARMED

         The Company intends to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine. The project has experienced technical delays and is currently expected to be introduced in 2001. We may experience additional difficulties that could further delay or prevent the successful transition into the auto brokerage business, which could result in additional expenditures and the loss of revenue.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $15.0 million in 1999, $20.8 million in 2000 and $2.8 million in the first quarter of 2001. Because we plan to continue to incur high levels of marketing expenses, compared to revenue, in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services, which take time and money to develop, that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the quarter ended March 31, 2001, approximately 82% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

IF THE PURCHASE OF INSURANCE OVER THE INTERNET OR OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE HARMED

         Our success will depend in large part on widespread consumer acceptance of purchasing insurance online. The development of an online market for insurance has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market. Our future growth, if any, will depend on the following critical factors:

- the growth of the Internet as a commercial medium generally, and as a market for consumer financial products and services specifically;

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

WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

         There are a number of Web sites that offer services that are competitive with the services we offer. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue a brand-enhancement strategy consisting of our traditional print advertising, as well as online marketing and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, for the year ended December 31, 2000 we paid $11,500, and for the quarter ended March 31, 2001, we paid $5,500 in guarantees. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

         We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other executive officers could harm our company. David Vickers, our Chief Financial Officer, has resigned effective June 1, 2001 to pursue other interest.

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

WE MAY BE SUBJECT TO CLAIMS OF INFRINGEMENT THAT MAY BE COSTLY TO RESOLVE AND, IF SUCCESSFUL, COULD HARM OUR BUSINESS

         Our business activities and products may infringe upon the proprietary rights of others. We have not searched to determine if any actions or products infringe upon the rights of others. Parties may assert valid or invalid infringement claims against us. Any infringement claims and resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights. Even if we eventually won, any resulting litigation could be time-consuming and expensive to defend and could divert our management's attention.

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



                   RISKS RELATED OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET

         Our common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq National Market. On December 13, 2000, the staff of the Nasdaq Stock Market ("Nasdaq") notified us that the bid price for our common stock had been below $1.00 per share for a period of thirty consecutive days. The Staff later advised us that it would be given a period of ninety days within which to comply with the minimum bid price requirement in order to maintain its listing on the Nasdaq National Market. In an attempt to remedy the stock price deficiency, we effected a one-for-three reverse stock split on March 7, 2001. On May 3, 2001, the last reported sale price of the Common Stock on the Nasdaq National Market was $1.70 per share. There can be no assurance that we will be able to maintain a bid price in excess of $1.00 per share.

         In addition to the $1.00 minimum bid price per share requirement described above, the continued listing of our common stock on the Nasdaq National Market is subject to the maintenance of the other quantitative and qualitative requirements set forth in the Nasdaq National Market Listing Requirements. In particular, the Nasdaq National Market Listing Requirements require that a company currently included in the Nasdaq National Market meet each of the following standards to maintain its continued listing:

         (1) Net tangible assets of $4,000,000;

         (2) a public float of 750,000 shares;

         (3) a market value of public float of $5,000,000;

         (4) a minimum bid price of $1 per share;

         (5) 400 round lot shareholders;

         (6) two market makers; and

         (7) compliance with Nasdaq corporate governance rules.

         On March 13, 2001, the staff of Nasdaq notified us that the market value of the public float was below the minimum $5.0 million for the last 30 consecutive trading days. The staff advised us that it would be provided ninety calendar days to regain compliance, or until June 11, 2001, to maintain its listing on the Nasdaq National Market or submit an application to transfer to the Nasdaq Smallcap Market.

         In the event that we are unable to satisfy this or other requirements for continued listing on the Nasdaq National Market, we may be able to satisfy the requirements for listing on the Nasdaq SmallCap Market on an ongoing basis. The requirements for listing on the Nasdaq SmallCap Market are listed below:

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

         We believe that maintaining the listing of our Common Stock on the Nasdaq National Market is in our best interest and in the best interest of our stockholders. Inclusion in the Nasdaq National Market increases liquidity and may potentially minimize the spread between the "bid" and "asked" prices quoted by market makers. Further, a Nasdaq National Market listing may enhance our access to capital and increase our flexibility in responding to anticipated capital requirements. We believe that prospective investors will view an investment in our common stock more favorably if its shares qualify for listing on the Nasdaq National Market.

         We also believes that the current per share price level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

         If our common stock is delisted from the Nasdaq National Market, we may not qualify for listing on the Nasdaq SmallCap Market. In such an event, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

         As of May 3, 2001, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 43.16% of our outstanding common stock, and William Thoms, our Executive Vice President, directly controls 13.06% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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







ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds.

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale and unrealized gains on those investments totaled $13,904 in the first quarter of 2001, and totaled $36,420 for the year ended December 31, 2000.

         We did not hold any derivative financial instruments as of March 31, 2001, and has never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.


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

         Use of Proceeds. As of March 31, 2001, our balance sheet reflected approximately $20.8 million in investments and $4.0 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's held a Special Meeting of Stockholders on March 5, 2001.

         (b) At the Special Meeting of Shareholders, the stockholders voted to effect a reverse stock split of the Company's outstanding common stock based upon the following ratios: 3:1 or 6:1. The aggregate number of votes cast for, or withheld, for a reverse stock split of the Company's outstanding common stock of 6:1 was as follows:
             12,983,328 for and none withheld. The aggregate number of votes cast for or withheld, for a reverse stock split of the Company's outstanding common stock of 3:1 was as follows: 13,011,647 for and none withheld.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a). Exhibits

              Exhibit Number        Description
              --------------        -----------

                 None                  ----

         (b). Reports on Form 8-K

         No reports were filed on Form 8-K for the quarter ended March 31, 2001.




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     QUOTESMITH.COM, INC.

Date:    May 3, 2001.
                                     By:   /s/ David I. Vickers
                                           ------------------------------------
                                           David I. Vickers
                                           Chief Financial Officer,
                                           Senior Vice President and Secretary