Form 10-Q
period 2001-06-30
QUOTESMITH COM INC
filed 2001-08-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended June 30, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from __________ to _________.


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

                 The number of outstanding shares of the regisrant's common stock was 5,347,779, net of treasury shares, on July 31, 2001.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets..........................................................................................    3

         Statements of Operations................................................................................    4

         Statements of Stockholders' Equity......................................................................    5

         Statements of Cash Flows................................................................................    6

         Notes to Financial Statements...........................................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   21



                                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................   22

Item 2.  Changes in Securities and Use of Proceeds...............................................................   22

Item 3.  Defaults Upon Senior Securities.........................................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   22

Item 5.  Other Information.......................................................................................   23

Item 6.  Exhibits and Reports on Form 8-K........................................................................   23

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                  2001                 2000
                                                                               (UNAUDITED)
                                                                              ------------         ------------
                                         ASSETS

Cash and cash equivalents ............................................        $  7,867,884         $  4,269,141
Fixed maturity investments -
   available for sale at fair value ..................................          13,830,636           24,027,889
Commissions receivable, less allowances (2001--
   $176,000; 2000-- $239,000) ........................................           1,056,929            1,540,515
Other assets .........................................................             326,800              453,071
                                                                              ------------         ------------
Total current assets .................................................          23,082,249           30,290,616
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2001-- $1,147,141; 2000-- $873,000) ..............................           2,293,213            2,352,147
                                                                              ------------         ------------

Total assets .........................................................        $ 25,375,462         $ 32,642,763
                                                                              ============         ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities .......................................................        $  1,833,980         $  2,847,508
                                                                              ------------         ------------
Total current liabilities ............................................           1,833,980            2,847,508

Long-term capital lease obligations ..................................             106,816              127,950
                                                                              ------------         ------------

Total liabilities ....................................................           1,940,796            2,975,458

Commitments and contingencies ........................................                  --                   --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2001and 2000-- 7,253,570 ......................              21,761               21,761
      Additional paid-in capital .....................................          63,847,811           63,836,873
      Retained-earnings deficit ......................................         (37,879,092)         (32,828,218)
      Treasury stock at cost 2001-- 1,905,791;
        2000-- 1,331,667 shares ......................................          (2,580,093)          (1,360,313)
      Accumulated other comprehensive gain (loss) ....................              24,279               (2,798)
                                                                              ------------         ------------
Total stockholders' equity ...........................................          23,434,666           29,667,305
                                                                              ------------         ------------
Total liabilities and stockholders'
   equity ............................................................        $ 25,375,462         $ 32,642,763
                                                                              ============         ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS


                                                          QUARTER ENDED                           SIX MONTHS ENDED
                                                             JUNE 30,                                  JUNE 30,
                                                    -------------------------                 -------------------------
                                                    2001                 2000                 2001                 2000
                                                    ----                 ----                 ----                 ----
Revenues:
   Commissions and fees ................        $  2,131,247         $  4,902,878         $  4,522,445         $  8,773,282
   Other ...............................              13,328                9,821               29,312               21,312
                                                ------------         ------------         ------------         ------------
Total revenues .........................           2,144,575            4,912,699            4,551,757            8,794,594
Expenses:
   Selling and marketing ...............           2,564,692            5,923,912            5,416,109           16,061,218
   Operations ..........................           1,396,149            1,832,192            2,885,453            4,095,302
   General and administrative ..........           1,088,775            1,307,459            2,001,338            2,533,551
                                                ------------         ------------         ------------         ------------
Total expenses .........................           5,049,616            9,063,563           10,302,900           22,690,071
                                                ------------         ------------         ------------         ------------
Operating loss .........................          (2,905,041)          (4,150,864)          (5,751,143)         (13,895,477)
Interest income ........................             300,214              564,821              700,269            1,184,616
                                                ------------         ------------         ------------         ------------

Net loss ...............................        $ (2,604,827)        $ (3,586,043)        $ (5,050,874)        $(12,710,861)
                                                ============         ============         ============         ============
Net loss per common
   share, basic and diluted ............        $      (0.48)        $      (0.56)        $      (0.89)        $      (1.98)
                                                ============         ============         ============         ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted ......           5,458,521            6,409,390            5,688,504            6,408,853

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                         COMMON STOCK                                                   ACCUMULATED
                                     NUMBER OF              ADDITIONAL     RETAINED-                       OTHER           TOTAL
                                      SHARES       PAR       PAID-IN       EARNINGS       TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                                      ISSUED      VALUE      CAPITAL        DEFICIT         STOCK       GAIN (LOSS)       EQUITY
                                      ------      -----      -------        -------         -----       -----------       ------
2000:
   Balance at January 1 .........     7,252,727  $ 21,758  $ 63,683,525  $(14,206,590)   $  (263,000)  $    (39,218)   $ 49,196,475
   Net loss .....................            --        --            --   (18,621,628)            --             --     (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments ..............            --        --            --            --             --         36,420          36,420
                                                                                                                       ------------
   Total comprehensive loss......                                                                                       (18,585,208)
   Purchase of treasury stock ...            --        --            --            --     (1,097,313)            --      (1,097,313)
   Proceeds from sale
     of common stock
     -exercise of stock options .           843         3         7,590            --             --             --           7,593
   Employee stock compensation ..            --        --       145,758            --             --             --         145,758
                                   ------------  --------  ------------  ------------    -----------   ------------    ------------
   Balance at December 31  ......     7,253,570    21,761    63,836,873   (32,828,218)    (1,360,313)        (2,798)     29,667,305
Six months ended
   June 30, 2001 (unaudited)
   Net loss .....................            --        --            --    (5,050,874)            --             --      (5,050,874)
   Other comprehensive gain-
     unrealized gain on
       investments ..............            --        --            --            --             --         27,077          27,077
                                                                                                                       ------------
   Total comprehensive loss......                                                                                        (5,023,797)
   Purchase of treasury stock ...            --        --            --            --     (1,219,780)            --      (1,219,780)
   Employee stock compensation ..            --        --        10,938            --             --             --          10,938
                                   ------------  --------  ------------  ------------    -----------   ------------    ------------
   Balance at June 30,
     (unaudited) ................     7,253,570  $ 21,761  $ 63,847,811  $(37,879,092)   $(2,580,093)  $     24,279    $ 23,434,666
                                   ============  ========  ============  ============    ===========   ============    ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                                2001              2000
                                                                ----              ----
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................     $ (5,050,874)     $(12,710,861)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense .........................          274,084           231,046
         Amortization .................................           63,795          (536,431)
         Accounts payable and
           accrued liabilities ........................       (1,015,976)       (2,424,764)
         Commissions receivable .......................          483,586          (321,711)
         Stock compensation ...........................           10,938           109,299
         Other assets .................................          126,271         2,286,577
                                                            ------------      ------------
     Net cash used by operating
       activities .....................................       (5,108,176)      (13,366,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments ............................       (7,839,464)      (36,268,641)
   Proceeds from sales of investments .................        2,500,000                --
   Proceeds from investment maturities ................       15,500,000        45,800,000
   Purchases of furniture,
     equipment, and computer software .................         (215,151)       (1,069,549)
                                                            ------------      ------------
   Net cash provided by investing
     activities .......................................        9,945,385         8,461,810

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock .....................................               --            11,979
   Proceeds used to purchase treasury stock ...........       (1,219,780)               --
   Payment of capital lease obligation ................          (18,686)           (3,312)
                                                            ------------      ------------
   Net cash (used) provided by
     financing activities .............................       (1,238,466)            8,667
                                                            ------------      ------------
NET  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ........................................        3,598,743        (4,896,368)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......        4,269,141         8,990,022
                                                            ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............     $  7,867,884      $  4,093,654
                                                            ============      ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

         Quotesmith.com, Inc. (the Company) has developed an Internet-based insurance service that enables consumers and business owners to obtain instant quotes from over 300 insurance companies. The Company's web site allows consumers to: (1) search for, analyze and compare insurance products; (2) request and obtain insurance quotes; and (3) select and purchase insurance coverage from the insurance company of their choice.

         The Company incorporated and began its operations in March 1984 and during the period from 1984 to 1994 provided an electronic quotation and policy information service to insurance agents and brokers. Throughout this period the Company was not engaged in the marketing of insurance to consumers. In 1994, the Company began focusing its business strategy on marketing term life insurance to self-directed consumers using its proprietary insurance price comparison technology. In May 1996, the Company began providing real-time quotes for term life insurance on the Internet and began receiving online insurance application requests from consumers. Over the last five years, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.


3. COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4. COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gains (losses), as follows:

                                                          QUARTER ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                      ---------------------            --------------------
                                                      2001             2000            2001            2000
                                                      ----             ----            ----            ----
     Net loss................................     $ (2,604,827)  $ (3,586,043)    $  (5,050,874)  $ (12,710,861)
     Unrealized gain (loss) on investments...           13,173           (179)           27,077          (5,372)
                                                  ------------   ------------     -------------   -------------

       Comprehensive loss....................     $ (2,591,654)  $ (3,586,222)    $  (5,023,797)  $ (12,716,233)
                                                  ============   ============     =============   =============

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

6. SUBSEQUENT EVENT

         On August 2, 2001, the Company announced a reduction in staff of 25 employees as a result of its recent decision to shift certain back-office functions related to the handling of insurance applications to third party administrative firms. The Company is offering affected employees a cash separation package but does not expect those amounts to be material.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

         This announcement may contain forward-looking statements that involve risks, assumptions and uncertainties pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. This announcement also contains forward-looking statements about events and circumstances that have not yet occurred and may not occur. Expressions of future goals and similar expressions including, without limitation, "may," "will," "believes," "should," "could," "hope," "expects," "expected," "does not currently expect," "anticipates," "predicts," "potential" and "forecast," reflecting something other than historical fact, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Investors should be aware that actual results may differ materially from the results predicted and reported results should not be considered an indication of future performance. Reported Web site activity and/or quotes are not necessarily indicative of any present or future revenue. The Company will not necessarily update the information in this press release if any forward-looking statement later turns out to be inaccurate. Potential risks and uncertainties include, among others, Quotesmith.com's limited e-commerce operating history, anticipated losses, unpredictability of future revenues, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, risks of system interruption, the evolving nature of its business model, the increasingly competitive online commerce environment, dependence on continuing growth of online commerce and risks associated with capacity constraints and the management of growth. More information about potential factors that could affect the company's financial results is included in the company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the United States Securities and Exchange Commission. Some insurance companies appear at Quotesmith.com for purely informational purposes only and pay no compensation to Quotesmith.com and some insurers pay commissions or fees to Quotesmith.com based upon premium volume or traffic activity produced by Quotesmith.com. Quote availability by state or any other factor is subject to change without notice.

Quotesmith.com is a service mark of Quotesmith.com, Inc. All other names are trademarks of their respective owners. Copyright 2001. All rights reserved. Quotesmith.com, Inc.


OVERVIEW

          We generate revenues from commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that may not be received due to the non-payment of installment first year premiums. The Company recognizes commissions on all other lines of business after we receive notice that the insurance company had received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangements with Progressive and others who pay commissions or fees to us based upon traffic activity produced by us.

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


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Revenues

          Revenues decreased 57% to $2.1 million for the second quarter ended June 30, 2001 compared to $4.9 million in the second quarter of 2000. For the six months ended June 30, 2001 revenues decreased 48% to $4.6 million from $8.8 million for the six month period in 2000. The decline in revenues in the second quarter of 2001 and the six months ended June 30, 2001 was due to a 56% and 46% decline in the number of paid policies, respectively, compared to 2000. The impact of the decrease in paid policies was increased by a decline in the average first year revenue per term life policy to $376 in the second quarter of 2001, compared to $402 in the second quarter of 2000 and a decline in average first year revenue per term life policy to $362 in the six month period ended June 30, 2001, compared to $396 for the same six month period in 2000. The reduction in average first year revenue per term life policy was due to a shift in business mix to insurance carriers with lower levels of first year commissions. We would expect continued fluctuations due to carrier mix in future quarters.

Expenses

          Selling and Marketing. Selling and marketing expenses decreased to $2.6 million in the second quarter of 2001 compared to $5.9 million in the second quarter of 2000, and decreased to $5.4 million for the six months ended June 30, 2001 compared to $16.1 million for the six months ended June 30, 2000. Selling and marketing expense as a percentage of revenue was relatively consistent at 120% and 119%, respectively, for the quarter and six months ended June 30, 2001. Selling and marketing expenses were 121% and 183% of revenues for the quarter and six-month period ended June 30, 2000. The decrease in total selling and marketing expenses was due to the elimination of television advertisements and reductions in print and radio advertisements. We anticipate spending approximately $1.7 million in advertising the last six months of 2001.

          Operations. Operations expenses decreased 22% to $1.4 million in the second quarter of 2001 from $1.8 million in the second quarter of 2000, but increased as a percentage of revenues to 65% from 37%, respectively. Operations expense decreased 29% to $2.9 million for the six months ended June 30, 2001, compared to $4.1 million for the six months ended June 30, 2000, but increased as a percentage of revenues to 63% in 2001 from 47% in 2000. The overall decrease in operating expense for all periods noted is primarily due to a decrease in employees to 112 at June 30, 2001, from 164 at June 30, 2000. The operating cost per paid policy was $263 in the second quarter of 2001 compared to $151 in the second quarter of 2000, verses $248 for the six months ended June 30, 2001 compared to $190 for the six months ended June 30, 2000. The number of paid policies rises or falls in line with increases or decreases in the level of selling and marketing expenses. Operating costs having a proportionately larger component of semi-variable costs than selling and marketing costs, increase or decrease at a slower rate. The increasing costs per paid policy reflect operating costs declining at a slower rate than paid policies. The Company has started to shift specified customer service functions to certain insurance companies and to third party administrators thereby increasing the variable nature of certain operating costs. See Note 6 to the financial statements above.

          General and Administrative. General and administrative expenses decreased 15% to $1.1 million in the second quarter of 2001 from $1.3 million in the second quarter of 2000, and decreased 20% to $2.0 million for the six months ended June 30, 2001 compared to $2.5 million for the six months ended June 30, 2000. General and administrative expenses increased as a percentage of revenues to 51% from 27% for the quarters ended June 30, 2001 and 2000 respectively, and increased as a percentage of revenues to 44% from 29% for the six months ended June 30, 2001 and 2000 respectively. The level of general and administrative expenses in the second quarter was consistent with first quarter levels.

Interest Income

          Interest income was $300,000 in the second quarter of 2001 compared to $565,000 in the second quarter of 2000 and $700,000 for the six months ended June 30, 2001 compared to $1.2 million for six months ended June 30, 2000. The decrease in interest income reflects the use of investment principal to fund operating losses. Interest income will continue to decrease as the company uses its cash to fund operating losses.

Income Taxes (Credit)

          We had no income tax credit for 2001 and 2000 due to valuation allowances provided against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          We currently expect that the cash and fixed maturity investments of $21.7 million at June 30, 2001 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

          Our sources of funds consist primarily of commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses.

          Cash used in operating activities was approximately $5.1 million and $13.4 million, respectively, for the six months ended June 30, 2001 and 2000. The decrease in cash used in 2001 was primarily a result of reduced marketing expenditures.

          Cash flows provided by investing activities were $9.9 million and $8.5 million, respectively, for the six months ended June 30, 2001 and 2000. Cash flows provided by investing activities in the first six months of 2001 were used to fund the operating loss and to fund the purchase of $1.2 million in treasury stock.

          Cash used by financing activities was approximately $1.2 million in the six month period ended June 30, 2001, compared to $8,667 provided by financing activities for the same period in 2000. Approximately all of the cash used in 2001 reflects monies expended to purchase treasury stock under a previously announced share repurchase program. The Company repurchased 574,124 shares during the first six months of 2001 at an average price of $2.13 per share.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO RATING ENGINE, OUR REVENUES AND BUSINESS COULD BE HARMED

          The Company has entered the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine. Launch of the auto rating engine for customers in Illinois occurred in July 2001. Launches in additional states are currently expected to occur during the remainder of 2001. We may experience additional difficulties that could further delay or prevent the successful transition into the auto brokerage business in additional states, which could result in additional expenditures and the loss of revenue.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $15.0 million in 1999, $20.8 million in 2000 and $5.8 million in the first six months of 2001. Because we plan to continue to incur high levels of marketing expenses, compared to revenue, in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services, which take time and money to develop, that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the six month period ended June 30, 2001, approximately 83% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and in particular consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

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

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

         We have expanded our operations significantly since May 1996. Our operations growth has placed significant demands on our management and other resources, which is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems for:

-        transaction processing;

-        operational and financial management; and

-        training, integrating and managing our employee base.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED.

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, for the year ended December 31, 2000 we paid $11,500, and for the six months ended June 30, 2001, we paid $7,500 in guarantees. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

         We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President, William V. Thoms. Both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other executive officers could harm our company. Walter Kulikowski, our Chief Financial Officer, joined us effective May 14, 2001 replacing David Vickers who left to pursue other interests.


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

         We use both internally developed and third-party systems to operate our service. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any these increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, denial-of-service attacks, computer viruses, acts of vandalism and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service would impair our revenue-generating capabilities, and could damage our reputation and our brand name.


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


                 RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

         In March 2001, Nasdaq notified the Company that we were not in compliance with one of its maintenance standards, requiring at least $5.0 million value of "public float" over the previous 30 consecutive trading days, defined as total shares outstanding less any shares held by officers, directors, or beneficial owners of 10 percent or more. In March, Nasdaq gave the company 90 calendar days to comply with this standard. Although in compliance with all other National Market maintenance requirements, the company's public float was unable to sustain a value in excess of $5.0 million for 30 consecutive trading days, making our shares ineligible for continued Nasdaq National Market listing.

         Effective at the opening of business on July 20, 2001, the Company's stock listing transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. The shares continue to be listed under the existing symbol QUOT.

         Our common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq SmallCap Market. We effected a one-for-three reverse stock split on March 7, 2001. On July 31, 2001, the closing bid price of the common stock on the Nasdaq SmallCap Market was $2.45 per share. There can be no assurance that we will be able to maintain a bid price in excess of $1.00 per share.

         In addition to the $1.00 minimum bid price per share requirement described above, the continued listing of our common stock on the Nasdaq SmallCap Market is subject to the maintenance of the other quantitative and qualitative requirements set forth in the Nasdaq SmallCap Market Listing Requirements. In particular, the Nasdaq SmallCap Market Listing Requirements require that a company currently included in the Nasdaq SmallCap Market meet each of the following standards to maintain its continued listing:

         (1) either (a) net tangible assets of $2,500,000, (b) net income in two of the last three years of $500,000, or (c) a market capitalization of $35,000,000;

         (2) a public float of 500,000 shares;

         (3) a market value of public float of $1,000,000;

         (4) a minimum bid price of $1 per share;

         (5) 300 round lot shareholders;

         (6) two market makers; and

         (7) compliance with Nasdaq corporate governance rules.


         Inclusion in the Nasdaq SmallCap Market increases liquidity and may potentially minimize the spread between the "bid" and "asked" prices quoted by market makers. Further, a Nasdaq SmallCap Market listing may enhance our access to capital and increase our flexibility in responding to anticipated capital requirements.

         We believe that the current per share price level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

         In addition, if the common stock is not listed on the Nasdaq SmallCap Market and the trading price of the common stock were to fall below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and the ability of investors to trade the common stock.

         If our common stock is delisted from the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.


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

         As of July 31, 2001, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 44.53% of our outstanding common stock, and William Thoms, our Executive Vice President, directly controls 13.47% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale and unrealized gains on those investments totaled $27,077 in the first six months of 2001, and totaled $36,420 for the year ended December 31, 2000.

         We did not hold any derivative financial instruments as of June 30, 2001, and we have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

         Use of Proceeds. As of June 30, 2001, our balance sheet reflected approximately $13.8 million in investments and $7.9 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company held a Special Meeting of Stockholders on March 5,
                  2001.

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

         (c) The Company's Annual Meeting of Stockholders was held on May 24, 2001.

         (d) At the Annual Meeting, the stockholders reelected to the Company's Board of Directors Mr. Jeremiah A. Denton and Mr. John McCartney, both Class II Directors. Messrs. Denton and McCartney will serve three-year terms ending upon the election of Class II Directors at the 2004 annual meeting of stockholders. The aggregate number of votes cast for, or withheld, for the election of Mr. Denton was as follows:
                  5,164,139 for and 14,077 abstained. The aggregate number of votes cast for or withheld, for the election of Mr. McCartney was as follows: 5,170,404 for and 7,812 abstained.

                  The Board of Directors of the Company is composed of two Class I Directors, Messrs. Gretsch and Rueben, whose terms expire in 2003, two Class II Directors, named above, and three Class III Directors, Messrs. Bland, Shannon and Thoms, whose terms expire at the 2002 Annual Meeting of Stockholders.

         (e) At the Annual Meeting the stockholders also ratified the appointment of Ernst & Young, LLP as auditors of the Company for the 2001 fiscal year. The aggregate number of votes cast for, against or abstained, for the ratification of Ernst & Young LLP was 5,167,892 for, 8,661 against and 1,663 abstained.

ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a). Exhibits

                Exhibit Number            Description
                --------------            -----------

                None                          ----

         (b). Reports on Form 8-K

        No reports were filed on Form 8-K for the quarter ended June 30, 2001.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           QUOTESMITH.COM, INC.



Date: August 10, 2001.

                                           By:   /s/ Walter B. Kulikowski
                                                 Walter B. Kulikowski
                                                 Chief Financial Officer,
                                                 Vice President and Secretary