Form 10-Q
period 2001-09-30
QUOTESMITH COM INC
filed 2001-11-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from          to         .
                                                         ---------  ---------

                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                            36-3299423
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

     The number of outstanding shares of the registrant's common stock was 5,340,279, net of treasury shares, on October 31, 2001.

                                      INDEX
                                                                           PAGE
                                                                           ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets...................................................   3

         Statements of Operations.........................................   4

         Statements of Stockholders' Equity...............................   5

         Statements of Cash Flows.........................................   6

         Notes to Financial Statements....................................   7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  22



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  23

Item 2.  Changes in Securities and Use of Proceeds........................  23

Item 3.  Defaults Upon Senior Securities..................................  23

Item 4.  Submission of Matters to a Vote of Security Holders..............  23

Item 5.  Other Information................................................  24

Item 6.  Exhibits and Reports on Form 8-K.................................  24

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2001           2000
                                                                  (UNAUDITED)
                                                                 -------------   ------------
                                         ASSETS
Cash and cash equivalents ....................................   $  6,183,611    $  4,269,141
Fixed maturity investments -
   available for sale at fair value ..........................     13,897,130      24,027,889
Commissions receivable, less allowances (2001--
   $159,000; 2000-- $239,000) ................................        901,716       1,540,515
Other assets .................................................        252,562         453,071
                                                                 ------------    ------------
Total current assets .........................................     21,235,019      30,290,616
Furniture, equipment, and
   computer software at cost, less
   accumulated depreciation
   (2001-- $1,327,055; 2000-- $873,000) ......................      2,213,369       2,352,147
                                                                 ------------    ------------

Total assets .................................................   $ 23,448,388    $ 32,642,763
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................   $    988,765    $  2,847,508
                                                                 ------------    ------------
Total current liabilities ....................................        988,765       2,847,508

Long-term capital lease obligations ..........................         95,751         127,950
                                                                 ------------    ------------

Total liabilities ............................................      1,084,516       2,975,458

Commitments and contingencies ................................             --              --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2001 and 2000-- 7,253,570 .............         21,761          21,761
      Additional paid-in capital .............................     63,847,811      63,836,873
      Retained-earnings deficit ..............................    (38,940,699)    (32,828,218)
      Treasury stock at cost 2001-- 1,913,291;
        2000-- 1,331,667 shares ..............................     (2,595,343)     (1,360,313)
      Accumulated other comprehensive gain (loss) ............         30,342          (2,798)
                                                                 ------------    ------------
Total stockholders' equity ...................................     22,363,872      29,667,305
                                                                 ------------    ------------
Total liabilities and stockholders'
   equity ....................................................   $ 23,448,388    $ 32,642,763
                                                                 ============    ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                          QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------     ----------------------------
                                                      2001             2000            2001            2000
                                                      ----             ----            ----            ----
Revenues:
   Commissions and fees......................     $  1,724,895   $  3,782,292     $   6,247,340  $  12,555,574
   Other.....................................            5,179         12,463            34,491         33,775
                                                  ------------   ------------     -------------  -------------
Total revenues...............................        1,730,074      3,794,755         6,281,831     12,589,349
Expenses:
   Selling and marketing.....................          827,713      5,102,532         6,243,822     21,163,750
   Operations ...............................        1,395,063      1,786,685         4,280,481      5,881,988
   General and administrative ...............          797,084        956,266         2,798,422      3,489,817
                                                  ------------   ------------     -------------  -------------
Total expenses...............................        3,019,860      7,845,483        13,322,725     30,535,555
                                                  ------------   ------------     -------------  -------------
Operating loss...............................       (1,289,786)    (4,050,728)       (7,040,894)   (17,946,206)
Interest income..............................          228,144        544,513           928,413      1,729,129
                                                  ------------   ------------     -------------  -------------

Net loss.....................................     $ (1,061,642)  $ (3,506,215)    $  (6,112,481) $ (16,217,077)
                                                  ============   ============     =============  =============
Net loss per common
   share, basic and diluted ..................... $      (0.20)  $      (0.55)    $       (1.12) $       (2.53)
                                                  ============   ============     =============  =============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted................    5,345,252      6,408,904         5,474,995      6,408,669


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                      COMMON STOCK
                                      ------------                                                 ACCUMULATED
                                   NUMBER OF             ADDITIONAL     RETAINED-                     OTHER          TOTAL
                                    SHARES       PAR      PAID-IN       EARNINGS     TREASURY     COMPREHENSIVE  STOCKHOLDERS'
                                    ISSUED      VALUE     CAPITAL       DEFICIT       STOCK         GAIN (LOSS)      EQUITY
                                 ------------   -----    ----------     --------     --------     -------------  ------------
2000:
   Balance at January 1.........   7,252,727  $  21,758  $63,683,525  $(14,206,590)  $ (263,000)   $    (39,218)  $ 49,196,475
   Net loss.....................          --         --           --   (18,621,628)          --              --    (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments .............          --         --           --            --           --          36,420         36,420
                                                                                                                  ------------
   Total comprehensive loss.....                                                                                   (18,585,208)
   Purchase of treasury stock...          --         --           --            --   (1,097,313)             --     (1,097,313)
   Proceeds from sale of common
     stock-exercise of
     stock options .............         843          3        7,590            --           --              --          7,593
   Employee stock compensation            --         --      145,758            --           --              --        145,758
                                   ---------  ---------  -----------  ------------  -----------    ------------   ------------
   Balance at December 31.......   7,253,570     21,761   63,836,873   (32,828,218)  (1,360,313)         (2,798)    29,667,305
Nine months ended
   September 30, 2001
     (unaudited)
   Net loss.....................          --         --           --    (6,112,481)          --              --     (6,112,481)
   Other comprehensive gain-
     unrealized gain on
       investments .............          --         --           --            --           --          33,140         33,140
                                                                                                                  ------------
   Total comprehensive loss ....                                                                                    (6,079,341)
   Purchase of treasury stock...          --         --           --            --   (1,235,030)             --     (1,235,030)
   Employee stock compensation..          --         --       10,938            --           --              --         10,938
                                   ---------  ---------  -----------  ------------  -----------    ------------   ------------
   Balance at September 30,
     (unaudited)................   7,253,570  $  21,761  $63,847,811  $(38,940,699) $(2,595,343)   $     30,342   $ 22,363,872
                                   ========== =========  ===========  ============  ===========    ============   =============





                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                               2001           2000
                                                               ----           ----
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................    $ (6,112,481)   $(16,217,077)
     Adjustments to reconcile
       to net cash used by operating activities:
         Depreciation expense .........................         453,998         388,635
         Amortization .................................         (81,532)       (817,564)
         Accounts payable and
           accrued liabilities ........................      (1,858,743)     (2,740,751)
         Commissions receivable .......................         638,799        (165,462)
         Stock compensation ...........................          10,938         134,820
         Other assets .................................         200,509       2,220,906
                                                           ------------    ------------
     Net cash used by operating
       activities .....................................      (6,748,512)    (17,196,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments ............................     (14,254,568)    (52,320,985)
   Proceeds from sales of investments .................       2,500,000              --
   Proceeds from investment maturities ................      22,000,000      67,900,000
   Purchases of furniture,
     equipment, and computer software .................        (315,221)     (1,156,977)
                                                           ------------    ------------
   Net cash provided by investing
     activities .......................................       9,930,211      14,422,038

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock .....................................              --           7,593
   Proceeds used to purchase treasury stock ...........      (1,235,030)             --
   Payment of capital lease obligation ................         (32,199)        (20,499)
                                                           ------------    ------------
   Net cash used by
     financing activities .............................      (1,267,229)        (12,906)
                                                           ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ........................................       1,914,470      (2,787,361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......       4,269,141       8,990,022
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $  6,183,611    $  6,202,661
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

     The Company incorporated and began its operations in March 1984 and during the period from 1984 to 1994 provided an electronic quotation and policy information service to insurance agents and brokers. Throughout this period the Company was not engaged in the marketing of insurance to consumers. In 1994, the Company began focusing its business strategy on marketing term life insurance to self-directed consumers using its proprietary insurance price comparison technology. In May 1996, the Company began providing real-time quotes for term life insurance on the Internet and began receiving online insurance application requests from consumers. Over the last five years, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Revenue is also generated from the sale of auto insurance. The majority of auto insurance revenue is generated from referral fees. Customers seeking auto insurance at the Company's website are referred to certain third party insurance quotation sites who pay the Company a referral fee. The Company continues to develop its own internal auto rating engine.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gains, as follows:


                                                          QUARTER ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ---------------------------     ----------------------------
                                                      2001             2000            2001            2000
                                                      ----             ----            ----            ----
     Net loss................................     $ (1,061,642)  $ (3,506,215)    $  (6,112,481) $ (16,217,077)
     Unrealized gain on investments..........            6,063         29,451            33,140         24,079
                                                  ------------   ------------     -------------  -------------

       Comprehensive loss....................     $ (1,055,579)  $ (3,476,764)    $  (6,079,341) $ (16,192,998)
                                                  =============  ============     ============== =============


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONS ABOUT FORWARD-LOOKING STATEMENTS

     This announcement may contain forward-looking statements that involve risks, assumptions and uncertainties pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. This announcement also contains forward-looking statements about events and circumstances that have not yet occurred and may not occur. Expressions of future goals and similar expressions including, without limitation, "may," "will," "believes," "should," "could," "hope," "expects," "expected," "does not currently expect," "anticipates," "predicts," "potential" and "forecast," reflecting something other than historical fact, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Investors should be aware that actual results may differ materially from the results predicted and reported results should not be considered an indication of future performance. Reported Web site activity and/or quotes are not necessarily indicative of any present or future revenue. The Company will not necessarily update the information in this document if any forward-looking statement later turns out to be inaccurate. Potential risks and uncertainties include, among others, Quotesmith.com's limited e-commerce operating history, anticipated losses, unpredictability of future revenues, potential fluctuations in quarterly operating results, seasonality, consumer trends, competition, risks of system interruption, the evolving nature of its business model, the increasingly competitive online commerce environment, dependence on continuing growth of online commerce and risks associated with capacity constraints and the management of growth. More information about potential factors that could affect the Company's financial results is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the United States Securities and Exchange Commission. Some insurance companies appear at Quotesmith.com for purely informational purposes only and pay no compensation to Quotesmith.com and some insurers pay commissions or fees to Quotesmith.com based upon premium volume or traffic activity produced by Quotesmith.com. Quote availability by state or any other factor is subject to change without notice.

Quotesmith.com is a service mark of Quotesmith.com, Inc. All other names are trademarks of their respective owners. Copyright 2001. All rights reserved. Quotesmith.com, Inc.


OVERVIEW

     We generate revenues from commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that may not be received due to the non-payment of installment first year premiums. The Company recognizes commissions on all other lines of business after we receive notice that the insurance company had received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate a portion of our revenues from fees through our arrangements with other entities who pay commissions or fees to us based upon traffic activity produced by us.

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

     Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits and expenses associated with processing insurance applications and maintaining our database and Web site. The historical lag between the times an application is submitted to an insurance company and when we recognize revenues significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

     Selling and marketing expenses consist primarily of direct advertising costs.


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

Revenues

     Revenues decreased 55% to $1.7 million for the third quarter ended September 30, 2001 compared to $3.8 million in the third quarter of 2000. For the nine months ended September 30, 2001 revenues decreased 50% to $6.3 million from $12.6 million for the nine month period in 2000. The decline in revenues in the third quarter of 2001 and the nine months ended September 30, 2001 was due to a 57% and 49% decline in the number of paid policies, respectively, compared to 2000. The decline in the number of paid policies is largely attributable to a significant decline in sales and marketing expenses during the same periods. The impact of the decrease in paid policies during the quarter was partially offset by an increase in the average first year revenue per term life policy to $454 in the third quarter of 2001, compared to $403 in the third quarter of 2000. For the nine month period, the impact of the decrease in paid policies was increased by a decline in average first year revenue per term life policy to $390 in 2001, compared to $397 for the same nine month period in 2000. The changes in average first year revenue per term life policy result from shifts in business mix to insurance carriers with different levels of first year commissions. We would expect continued fluctuations due to carrier mix in future quarters.

Expenses

     Selling and Marketing. Selling and marketing expenses decreased to $0.8 million in the third quarter of 2001 compared to $5.1 million in the third quarter of 2000, and decreased to $6.2 million for the nine months ended September 30, 2001 compared to $21.1 million for the nine months ended September 30, 2000. Selling and marketing expenses were 48% of revenue in the third quarter of 2001, a significant decline in percentage from 99% for the entire nine months ended September 30, 2001. Selling and marketing expenses were 134% and 168% of revenues for the quarter and nine month period ended September 30, 2000. The decrease in total selling and marketing expenses was due to the elimination of television advertisements and reductions in print and radio advertisements. The Company intends to maintain selling and marketing expenses at levels consistent with the third quarter of 2001.

     Operations. Operations expenses decreased 22% to $1.4 million in the third quarter of 2001 from $1.8 million in the third quarter of 2000, but increased as a percentage of revenues to 81% from 47%, respectively. Operations expense decreased 27% to $4.3 million for the nine months ended September 30, 2001, compared to $5.9 million for the nine months ended September 30, 2000, but increased as a percentage of revenues to 68% in 2001 from 47% in 2000. The overall decrease in operating expense for all periods noted is primarily due to a decrease in employees to 78 at September 30, 2001, from 144 at September 30, 2000. On August 2, 2001, the Company announced a reduction in staff of 25 employees as a result of its decision to shift certain back-office functions related to the handling of insurance applications to third party administrative firms.

The operating cost per paid policy was $364 in the third quarter of 2001 compared to $199 in the third quarter of 2000, versus $277 for the nine months ended September 30, 2001 compared to $193 for the nine months ended September 30, 2000. The number of paid policies rises or falls in line with increases or decreases in the level of selling and marketing expenses. Operating costs having a proportionately larger component of semi-variable costs than selling and marketing costs, increase or decrease at a slower rate. The increasing costs per paid policy reflect operating costs declining at a slower rate than paid policies. Certain customer service functions formerly performed by Company personnel have been shifted to certain insurance companies and to third party administrators thereby increasing the variable nature of certain operating costs.

     General and Administrative. General and administrative expenses decreased 20% to $0.8 million in the third quarter of 2001 from $1.0 million in the third quarter of 2000, and decreased 20% to $2.8 million for the nine months ended September 30, 2001 compared to $3.5 million for the nine months ended September 30, 2000. General and administrative expenses increased as a percentage of revenues to 46% from 25% for the quarters ended September 30, 2001 and 2000 respectively, and increased as a percentage of revenues to 45% from 28% for the nine months ended September 30, 2001 and 2000 respectively.

 Interest Income

     Interest income was $228,000 in the third quarter of 2001 compared to $545,000 in the third quarter of 2000 and $928,000 for the nine months ended September 30, 2001 compared to $1.7 million for nine months ended September 30, 2000. The decrease in interest income reflects the use of investment principal to fund operating losses and the overall decline in short term interest rates. Interest income will continue to decrease as the Company uses its cash to fund operating losses.

Income Taxes (Credit)

     We had no income tax credit for 2001 and 2000 due to valuation allowances provided against net deferred tax assets.

Loan to Director

     During the quarter ended September 30, 2001, a secured loan in the amount of $80,000 was made to Robert S. Bland, Chairman of the Board, President and Chief Executive Officer. The Compensation Committee of the Board of Directors approved the loan. Mr. Bland used the loan in connection with the purchase of a new home. The loan was outstanding for three calendar days at which time it was repaid in full with interest calculated at the rate of 10% per annum.

LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that the cash and fixed maturity investments of $20.1 million at September 30, 2001 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may need to raise additional capital in order to meet competitive pressures, support more rapid expansion, develop new products, acquire related or complementary businesses or technologies and or take advantage of unforeseen opportunities. The timing and amounts of working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

     Our sources of funds consist primarily of commissions and fee revenue generated from the sale of insurance products and investment income from our cash and fixed maturity portfolio. The principal uses of funds are marketing and advertising expenses, operations, and general and administrative expenses.

     Cash used in operating activities was approximately $6.7 million and $17.2 million, respectively, for the nine months ended September 30, 2001 and 2000. The decrease in cash used in 2001 was primarily a result of reduced marketing expenditures.

     Cash flows provided by investing activities were $9.9 million and $14.4 million, respectively, for the nine months ended September 30, 2001 and 2000. Cash flows provided by investing activities in the first nine months of 2001 were used to fund the operating loss and to fund the purchase of $1.2 million in treasury stock.

     Cash used by financing activities was approximately $1.3 million in the nine month period ended September 30, 2001, compared to $12,906 used by financing activities for the same period in 2000. Approximately all of the cash used in 2001 reflects monies expended to purchase treasury stock under a previously announced share repurchase program. The Company repurchased 581,624 shares during the first nine months of 2001 at an average price of $2.12 per share.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001 RESULT IN AN ECONOMIC DOWNTURN, OUR REVENUES AND OUR BUSINESS COULD BE HARMED

     The impact of the events of September 11 upon our business is still uncertain. Subsequent to that date the Company has experienced an increase in the volume of term life insurance quotation requests. We are unable to determine if this increased volume is a temporary reaction to the terrorism of September 11 or if it represents a sustainable increase in our business. If there is a significant economic downturn, demand for term life insurance may decrease and our business could be harmed.

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO RATING ENGINE, OUR REVENUES AND BUSINESS COULD BE HARMED

     The Company intends to participate in the auto insurance brokerage business via a proprietary comparative multi-company auto rating engine. Launch of the auto rating engine for customers in Illinois occurred in July 2001. Subsequent to the Illinois launch, customer access to the engine was restricted until further technical enhancements can be implemented. We have entered into a referral agreement with ComparisonMarket Inc. allowing our customers to obtain auto insurance quotations in 41 states using ComparisonMarket's service. ComparisonMarket pays us a fee for successful referrals.

     We may experience additional difficulties that could further delay or prevent the successful transition into the auto brokerage business using our proprietary product, which could result in additional expenditures and the loss of revenue.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

     Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses of approximately $15.0 million in 1999, $20.8 million in 2000 and $7.0 million in the first nine months of 2001. Because we plan to continue to incur high levels of marketing expenses, compared to revenue, in an attempt to increase our consumer base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that take time and money to develop and may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

     For the nine month period ended September 30, 2001, approximately 78% of our revenue was derived from consumers purchasing life insurance through us. Because nearly all of our revenues are currently derived from consumers purchasing term life insurance through us, our current financial condition is largely dependent on the term life insurance industry and, in particular, on consumers' demand for term life insurance policies. If sales of term life insurance decline, whether due to the introduction of new products, shifting consumer preferences or otherwise, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it may become more difficult for us to become profitable.

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

     In addition, we have a very long revenue cycle. As a result, substantial portions of our expenses, including selling and marketing expenses, are incurred well in advance of potential revenue generation. If our sales and marketing expenses fail to produce the expected revenue, our results of operations will be harmed.

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

WE MUST SUCCESSFULLY EXPAND INTO ADDITIONAL INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

     We have recently expanded our product offering to include other types of insurance, including auto insurance, in addition to our traditional term life product and will continue to do so in the future. Expanding our product offering has required significant expenditures and further expansion, if any, will require additional expenditures. In addition, a portion of our selling and marketing expenditures will be used to promote these new product offerings. However, to date we have generated small amounts of revenues from our new product types. If our new product offerings do not generate sufficient revenues to cover the related expenditures, our business, results of operations and financial condition would be harmed.

WE DO NOT HAVE AGENCY CONTRACTS WITH ALL OF THE INSURANCE COMPANIES WE QUOTE ON OUR WEB SITE AND SOME INSURANCE COMPANIES MAY REFUSE TO PARTICIPATE IN OUR DATABASE OR REFUSE TO DO BUSINESS WITH US

     While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 161 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

     We have expanded our operations significantly since May 1996. However, during the nine months ending September 30, 2001, we have substantially reduced our staffing levels in response to decreases in revenue. These fluctuations in our operations growth continue to place significant demands on our management and other resources and are likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems for:

-    transaction processing;

-    operational and financial management; and

-    training, integrating and managing our employee base.

     We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.


IF WE DO NOT MANAGE OUR THIRD PARTY SERVICE PROVIDERS EFFECTIVELY, OUR BUSINESS COULD BE HARMED

     Certain customer service functions formerly performed by Company personnel have been shifted to third party administrators thereby increasing the variable nature of certain operating costs. If our oversight of the actions of these third party administrators is not effective, resulting in lost revenue opportunities or increased operating costs, we could be harmed. Our contractual agreements with these third party administrators are automatically renewed for additional successive twelve month terms unless either party shall give the other written notice not to renew at least 90 days prior to the expiration of the current term. If the third party administrators chose not to renew the agreement and we are unable to reassume those customer service functions within 90 days, revenue opportunities could be lost and we could be harmed.

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

     We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, for the year ended December 31, 2000 we paid $11,500, and for the nine months ended September 30, 2001, we paid $8,000 in guarantees. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a substantial number of cash reward guarantees, we could be harmed.

IF WE LOSE ANY OF OUR EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

     We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President, William V. Thoms. Both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other executive officers could harm our company. Burke A. Christensen, our Vice President of Operations and General Counsel, announced his plans to leave the Company during the fourth quarter of 2001.

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

     We also potentially face competition from a number of large online services that have expertise in developing online commerce and in facilitating a high volume of Internet traffic for or on behalf of our competitors. For instance, some of our competitors have relationships with major electronic commerce companies, including InsWeb, which has relationships with Yahoo! and Quicken. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the online insurance market.

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

     As a company involved in the sale of insurance over the Internet, we are subject to additional regulatory risk, as insurance regulations have not been fully modified to cover Internet transactions. Currently, many state insurance regulators are exploring the need for specific regulation of insurance sales over the Internet. Any new regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the laws governing general commerce on the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business.

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

     In addition, because we are appointed as an agent for only 161 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.


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

                 RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

     Effective at the opening of business on July 20, 2001, the Company's stock listing transferred from the Nasdaq National Market to the Nasdaq SmallCap Market. This transfer was mandated by Nasdaq because the Company's public float was unable to sustain a value in excess of $5.0 million for 30 consecutive trading days, making our shares ineligible for continued Nasdaq National Market listing. The shares continue to be listed under the existing symbol QUOT.

     In response to the extraordinary market conditions following the tragedies of September 11, 2001, The Nasdaq Stock Market, Inc. implemented an across-the-board moratorium on the minimum bid and public float requirements for continued listing on the Nasdaq. The temporary suspension of these requirements is effective from September 27, 2001 until January 2, 2002. Upon expiration of this temporary suspension, our common stock must maintain a minimum bid price of $1.00 per share in order to remain eligible for continued listing on the Nasdaq SmallCap Market. On October 31, 2001, the closing bid price of our common stock on the Nasdaq SmallCap Market was $1.97 per share. There can be no assurance that we will be able to maintain a bid price in excess of $1.00 per share.

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

     We believe that the current per share price level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers' commissions and to time-consuming procedures that make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

     If our common stock were delisted from the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

     As of October 31, 2001, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 44.59% of our outstanding common stock, and William Thoms, our Executive Vice President, directly controls 13.49% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional stockholders:

-    elect our directors;

-    amend several provisions of our charter;

-    approve a merger, sale of assets or other major corporate transaction;

- defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

- otherwise control the outcome of all matters submitted for a stockholder vote.

     This control could discourage others from initiating a potential merger, takeover or another change of control transaction that could be beneficial to our stockholders. As a result, the market price of our common stock could be harmed.

OUR CHARTER DOCUMENTS AND DELAWARE LAW CONTAIN PROVISIONS THAT MAY DISCOURAGE TAKEOVER ATTEMPTS, WHICH COULD PRECLUDE OUR STOCKHOLDERS FROM RECEIVING A CHANGE OF CONTROL PREMIUM

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

     Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale and unrealized gains on those investments totaled $33,140 in the first nine months of 2001, and totaled $36,420 for the year ended December 31, 2000.

     We did not hold any derivative financial instruments as of September 30, 2001, and we have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

         Use of Proceeds. As of September 30, 2001, our balance sheet reflected approximately $13.9 million in investments and $6.2 million in cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for general corporate purposes and the expansion of our marketing efforts.

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

         (b). Reports on Form 8-K

         No reports were filed on Form 8-K for the quarter ended September 30, 2001.


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            QUOTESMITH.COM, INC.



Date: November 5, 2001.

                                            By:   /s/ Walter B. Kulikowski
                                                  Walter B. Kulikowski
                                                  Chief Financial Officer,
                                                  Vice President and Secretary