Form 10-K405
period 2001-12-31
QUOTESMITH COM INC
filed 2002-03-28
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from         to         .

                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         36-3299423
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

                               Title of Each Class

                          Common Stock, $.003 par value

                         Preferred Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   Aggregate market value of the Registrant's voting stock held by non-affiliates on March 11, 2002 based on the closing price of said stock on the Nasdaq National Market on such date was, $4,730,716.

   As of March 11, 2002, 4,934,229 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 16, 2002, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to enter the auto insurance brokerage business; our ability to achieve or sustain profitability; demand for life insurance; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our ability to expand our product offerings; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expense, quickly respond to changes in our marketplace and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital. See Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Operating Results," for a description of these and other risks, uncertainties, and factors.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. All references to "we," "us," "our," "Quotesmith," and the "Company" refer to Quotesmith.com, Inc. and its subsidiary.

ITEM 1.  BUSINESS

OVERVIEW

     We are an Internet-based insurance agency and brokerage headquartered in Darien, Illinois. We own and operate two comprehensive online consumer insurance information services, www.quotesmith.com and www.insure.com, both of which cater to the needs of self-directed insurance shoppers. The information contained on our Web sites, or Web sites that are linked to our Web sites, is not incorporated herein by reference. We provide a large array of comparative auto, life, and health insurance quotes, combined with news, information, and decision-making tools. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows a user to purchase insurance from the company of their choice. We generate revenues from the receipt of commissions, fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using salaried, non-commissioned personnel and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

     Our stated corporate objective is to become the No. 1 insurance brand on the Internet. For the five-year period ended December 31, 2001, we have spent a total of $49.7 million in direct-to-consumer advertising and have sold approximately 96,000 new policies.

     In December 2001, we acquired selected assets of Insurance News Network, LLC, including its content-rich consumer information Web site, www.insure.com, which is regularly among the top five most visited insurance sites on the Internet. Insure.com provides insurance-related news, information and decision-making tools and boasts a library of over 7,500 insurance articles that are well organized and served up on an easy-to-navigate format. Our strategic expectation is that ownership of insure.com will provide us with an on going source of new customers via its gateway, thereby allowing us to reduce our future customer acquisition costs and our reliance on direct-to-consumer advertising as our primary source of new customers.

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

     These challenges include:

     o Fragmented delivery. Insurance products are available from captive agents, independent agents and direct distribution channels as well as new entrants, including banks and other financial institutions. Because of this fragmentation, there has been no single source of policy coverage and pricing information from which a consumer can obtain unbiased and complete information.

     o Quantity and variation of products. Insurance policies vary by type of insurance product, underwriting guidelines, insurance company, jurisdiction and the particular characteristics and preferences of the consumer. This creates a complex pricing structure that is not readily understandable or comparable without the use of technology.

     o Information-intensive underwriting process. The underwriting process requires consumers to submit, and insurance companies to collect, large amounts of individualized and personal information. This process is difficult and time consuming and, if not accurately completed, will delay the approval of a policy.

     o Negative consumer perception. Consumers often believe that they paid too much for their insurance and were not properly informed by insurance agents. Face-to-face contact with an insurance agent may convey the sense of a high-pressure sales environment with a lack of unbiased information.

     o Misalignment of interests between insurance agents and consumers. Commission-based insurance agents represent only a limited number of insurance companies. Accordingly, they are compensated to promote and sell a limited range of products, which is in direct conflict with the consumer's need to obtain insurance at the lowest price.

     o Inconvenient and time-consuming purchase. Researching policy coverage, contacting competing insurance companies, collecting information and obtaining insurance quotes require large blocks of time usually during regular working hours. Consumers are often unable to shop for insurance on their own time and from the convenience of their own home.

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

     Emergence of the Internet and Electronic Commerce

     The Internet has emerged as a global medium for communication, information and commerce. The Internet possesses a number of unique characteristics that differentiate it from traditional media and other methods of commerce, including:

     o companies can reach and serve a large and global group of consumers electronically from a central location;

     o companies can provide personalized, low-cost and real time consumer interaction;

     o users communicate or access information without geographic or temporal limitations;

     o users enjoy greater convenience and privacy and face less sales pressure; and

     o users have an enormous diversity of easily accessible content and commerce offerings.

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

     Characteristics of the insurance product that make it particularly well suited for delivery over the Internet include:

     o insurance is an information-based product that needs no physical shipment or warehousing of merchandise;

     o through a single medium, consumers can access information and compare a wide variety of insurance companies' products;

     o effective two-way communication flow via the Internet allows insurance companies to interact with consumers and rapidly collect underwriting information;

     o enhanced convenience, privacy and control over the process of researching and purchasing insurance without the pressure of a commissioned agent; and

     o ability of insurance companies to target and serve segments of the market which previously were unprofitable through traditional distribution channels by reducing the need for large sales staff and costly local offices.

     Many companies are trying to address the online insurance opportunity. Some companies have created "lead referral" Web sites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these Web sites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still forced to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy delivery insurance solution.

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

THE QUOTESMITH.COM SOLUTION

     We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies for twelve different product lines, and we guarantee the accuracy of every quote. Our insure.com Web site provides consumers and business owners with insurance-related news, information, and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 18 years, we provide a complete "quote to policy delivery" insurance solution without the involvement of any commissioned salespeople.

     We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Quotesmith.com model allows consumers to:

     o   efficiently search for, analyze and compare insurance products;

     o   quickly request and obtain insurance quotes; and

     o easily select and purchase insurance from the insurance company of their choice.

     The Quotesmith.com solution provides the following principal advantages to both consumers and insurance companies:

     Comprehensive Source of Insurance Information and Products. Using our insure.com easy-to-navigate Web site, consumers can access insurance-related news, information, and decision-making tools, as well as a library of over 7,500 insurance articles. With our Quotesmith.com Web site, we provide insurance quotes from over 300 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, long-term care, disability, Medicare supplement, small group medical, "no exam" whole life, workers compensation and annuities. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

     Guaranteed-Accurate Instant Quotes. Over the past 18 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life policies. These Quotesmith.com guarantees are unmatched by any competitor.

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

     Convenience. Consumers who use insure.com and Quotesmith.com no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies' policies, we provide real time access to a large database of over 300 insurance companies' products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

     Quote to Policy Delivery Support. Consumers purchase insurance directly through us. Unlike insurance lead referral services, at Quotesmith.com we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

     o providing a licensed agent's explanation of various pricing, coverage and independent rating information when asked;

     o providing access to our licensed agents for matters which require their attention;

     o   offering instant downloadable applications;

     o   assisting consumers in completing insurance applications; and

     o arranging and monitoring the collection of outside underwriting information including paramedical examinations, laboratory reports and medical records.

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

     We implement our customer service objectives by:

     o requiring all new employees to attend "Quotesmith University," a two-week training course that teaches all of the service tasks we perform for our customers;

     o monitoring call centers to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

     o providing regular application status reports and Web access to our customers on a consistent basis through policy delivery; and

     o   offering a 30-day cancellation option on all paid term life policies.

     Licensed National Insurance Agency. Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our Company and/or certain of its employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over an 18-year period, we have established vital information-contributor relationships with over 300 insurance companies, of which we are currently appointed as an authorized agent by approximately 165 insurance companies. We typically seek and receive formal agency appointment from an insurance company after we receive a purchase request for that company's product from a prospective customer.

     User Friendly System. At our Web sites, www.quotesmith.com and www.insure.com, consumers can access our Internet-based services and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use Web sites are designed for fast viewing, rapid downloading and general compatibility with all commonly used browsers.

OUR STRATEGY

     Our strategy is to be the leading Internet-based service for all insurance needs of individuals and small businesses. The key elements of our strategy include:

     Continue to Build the Quotesmith.com and insure.com Brands. We intend to pursue a marketing strategy designed to promote our Quotesmith.com and insure.com brands and consumer awareness of the benefits of researching and buying insurance through us.

     Offer Additional Insurance Products. We will continue to expand into additional types of insurance. We expect to leverage our brand, proprietary database and operational infrastructure to expand the breadth of insurance products we offer to our customers. While historically our primary product has been term life insurance, we now offer long-term care, dental, individual and family medical, Medicare supplement, small group medical, "no-exam" whole life insurance, and fixed annuities. Additionally, we currently have available a new, multi-company auto insurance price comparison service using third-party technology. In January 2002, we launched our proprietary auto insurance service in California, and will continue the rollout on a state-by-state basis throughout the year. We plan to expand these offerings and add additional life and health insurance and property and casualty insurance products. We plan to market these products to both new customers and to our existing customer base.

     Expand Number of Participating Insurance Companies. We intend to increase the number of participating insurance companies in our service. A significant factor in our strategy has been our ability to demonstrate to an increasing number of leading insurance companies that we can generate incremental revenues for them within their existing pricing structures. We plan to extend this ability to broaden our relationships with major insurance companies based on reputation, quality and national presence in order to expand our insurance product offerings.

     Leverage Customer Base. We have expanded our insurance product offerings and believe there is significant opportunity to leverage our existing customer base and provide new products to them without significant customer acquisition costs. We plan to tailor our marketing efforts based on consumer profiles contained in our database of existing customers. We also anticipate that our insure.com Web site will provide us with a permanent new customer gateway, thereby allowing us to reduce our future customer acquisition costs and our reliance on direct-to-consumer advertising as our primary source of new customers.

     Strengthen and Pursue Strategic Relationships and Agreements. We believe that strategic joint ventures and licensing arrangements are attractive methods of expansion, as they will enable us to combine our expertise in Internet-based insurance offerings with other brand names, complementary services or technology. We plan to pursue additional relationships and agreements in the future. In addition, we may seek to acquire additional complementary technologies or businesses.

     Continue to Focus on Customer Service. We provide insurance products and services for consumers from initial evaluation through policy delivery. In order to provide the highest level of service throughout the insurance buying process, we will monitor feedback from consumers and add new features designed to increase customer usage and loyalty.

THE QUOTESMITH.COM BUSINESS MODEL

     We have created a model that enables consumers to research, shop for, and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. We provide a complete "quote to policy delivery" insurance solution using our technology and non-commissioned customer service staff. Our model:

     o allows consumers to specify the desired coverage and range of substitutability among insurance companies and policy features - for example, consumers may want to purchase insurance from a company rated "A" or better by A.M. Best;

     o allows consumers to choose the premium range they are prepared to pay for the policy they want;

     o allows consumers to purchase insurance without the involvement of a commissioned salesperson;

     o allows us to monitor and care for applicants through the underwriting process and policy delivery stage;

     o allows us to guarantee the initially quoted premium subject to the accuracy of the information provided by consumers as compared against each insurance company's published underwriting guidelines; and

     o allows insurance companies to offer additional policies within their existing pricing structures.

     Our salaried customer service representatives provide service and assistance and are not compensated by direct commission. We employ a team approach. If a customer wishes to initiate an insurance application request or obtain information concerning an application already in process, each and every customer service representative is able to provide assistance.

     Our process at Quotesmith.com is comprised of four primary stages.

     Initial Information Evaluation. Consumers visit our user-friendly Web site and access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and claims-paying ability ratings of over 300 insurance companies. To help consumers understand the underwriting process, our Web site provides information and helpful tips on how the underwriting process works.

     Search, Retrieval and Comparison. Consumers can quickly obtain a customized cost comparison report in a single search by completing a brief and confidential questionnaire at the start of the online session. Each anonymous consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer's criteria. Consumers can then click to view:

     o   specific coverage details about the policy;

     o   exclusions and guarantees (including policy acceptance guidelines); and

     o latest claims-paying ability ratings from five independent rating services.

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

     Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our Quotesmith.com technology and do not currently sell banner advertising at our Quotesmith.com Web site.

INSURANCE PRODUCTS

     Quotesmith.com historically offered quote and policy-related information regarding term life insurance. We recently began offering instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

     o Individual term life. This is life insurance coverage that has no cash value and continues for a fixed period of time such as 15, 20 or 25 years. We have been offering instant quotes and delivering term life policies since 1993.

     o Private passenger automobile. This provides collision and liability insurance to individuals for private cars and vehicles. We currently provide a multi-company auto insurance price comparison service using third-party technology. In January 2002, we launched our proprietary auto insurance service in California and will continue the rollout on a state-by-state basis throughout the year.

     o Homeowner's. This provides insurance against fire and other perils for personal residences. We currently provide instant homeowner's insurance quotes using third-party technology.

     o Dental. This is generally and add-on product to medical insurance. In the second quarter of 1999, we began offering instant quotes from a wide variety of traditional and managed-care dental plans for individuals, families and small businesses that employ up to 100 people.

     o Individual and family medical. This is also known as comprehensive major medical insurance. We offer instant quotes, delivered policies and track traditional plans, PPOs, HMOs and Blue Cross and Blue Shield plans.

     o Medicare supplement. This provides health insurance for people ages 65 and older to fill in coverage not provided by Medicare. We offer instant quotes and deliver supplemental health policies.

     o International travel medical. This provides medical insurance for U.S. citizens traveling abroad and for foreign citizens traveling in the United States, as well as other risks associated with international travel. We currently provide a multi-company international medical and travel insurance price comparison service using third-party technology.

     o Small group medical. We define small group medical insurance as those comprehensive medical plans that are offered to firms that employ up to 100 people. We began offering instant quotes from, and tracking traditional plans of, PPOs, HMOs and Blue Cross and Blue Shield plans in the second quarter of 1999.

     o "No-exam" whole life. This provides insurance for persons with adverse health histories who want life insurance coverage without a paramedical examination. We offer instant quotes and deliver whole life policies.

     o Single premium fixed annuity. We offer instant quotes and deliver fixed and variable annuity products using a click-through arrangement with AnnuityScout.com.

     o Long-Term Care. This line of insurance provides coverage to individuals for costs related to a long physical illness, a disability, or a cognitive impairment.

     o Disability Insurance. This program provides $1 million catastrophic accidental disability insurance, via a joint venture with Health Extras.

     The following table shows information with respect to the principal product types currently available through our services. We obtained the information regarding United States 2000 annual premiums from A.M. Best.

                                                                                              QUOTESMITH.COM SERVICE
                                                                                              AS OF MARCH 12, 2002
                                                            UNITED STATES                                  NUMBER OF QUOTED
TYPE OF INSURANCE PRODUCT                               2000 ANNUAL PREMIUMS           STATES COVERED     INSURANCE COMPANIES
-------------------------                               --------------------           --------------     -------------------

Individual term life....................................   $   8.6 billion               50 and D.C.             68
Private passenger automobile............................     120.5 billion               49                      24
Dental..................................................       2.3 billion               50 and D.C.             41
Individual and family medical...........................       108 billion               49 and D.C.             89
Long-term medical care..................................       840 million               50                      11
Short term individual medical (1).......................                --               44 and D.C.             11
Supplemental health.....................................       8.3 billion               45 and D.C.             29
Small group medical.....................................       575 billion               21                      26
Commercial automobile...................................      20.7 billion               47                      18
"No exam" whole life....................................                --               50 and D.C.             22
Fixed annuities.........................................        39 billion               50 and D.C.             25

     (1) 2000 annual premiums included in the annual premiums for individuals and family medical insurance.

TECHNOLOGY

     Proprietary Insurance Information Databases. We maintain a proprietary database of premium rates and policy coverage information from over 300 insurance companies. At Quotesmith.com, we do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain claims-paying ability ratings from A.M. Best, Fitch, Inc., Moody's, Standard & Poor's, and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating of each company. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make several thousand changes to our database.

     Technology Systems. Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies from Silicon Graphics, Netscape Communications, Santa Cruz Operation (SCO) and others. We have internally developed and enhanced our proprietary programs over a period of 18 years utilizing scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

     An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

     Server Hosting and Backup. Our Quotesmith.com and insure.com Web sites are hosted at InterNap Network Services in Chicago, Illinois and Digital Back Office in Milford, Connecticut, respectively. We are currently building-out a third data site in Chicago Illinois, hosted at Level 3 Communications, Inc. These grade "A" telecommunications data centers provide redundant communications lines to the Internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our Web site offline. Finally, tape backups are performed nightly to prevent a loss of data.

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

     Our marketing strategy is to promote our brand and attract self-directed consumers to our Web site. Our marketing initiatives include:

     o leveraging the insure.com Web site to increase customer traffic via our new customer gateway;

     o utilizing direct response print advertisements placed primarily in financially oriented magazines and special interest magazines;

     o   advertising via radio and direct mail; and

     o entering into strategic relationships with other financial services and general purpose Web sites to increase our access to online consumers.

MATERIAL STRATEGIC RELATIONSHIPS AND AGREEMENTS

     At Quotesmith.com, we selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 11% of total revenue for the year ended December 31, 2001.

COMPETITION

     We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services online.

     We believe that Quotesmith.com is the most comprehensive Internet-based insurance service because we provide consumers complete quote to policy delivery insurance services and instant quotes from over 300 insurance companies for twelve different product lines. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote to policy delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

     We potentially face competition from unanticipated alternatives to our insurance service from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic. These potential competitors could choose to compete with us directly or indirectly through affiliations with other electronic commerce companies, including direct competitors. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could harm our business, results of operations and financial condition.

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

     Our products are sold throughout the United States through licenses held by our Company and/or one of our employees, as is required by each state's insurance department. In general, state insurance laws establish supervisory agencies with broad administrative and supervisory powers to:

     o   grant and revoke licenses to transact business;

     o   impose continuing education requirements;

     o   regulate trade practices;

     o   require statutory financial statements of the insurance companies;

     o   approve individuals and entities to which commissions can be paid;

     o monitor the activity of our non-licensed customer service representatives;

     o   regulate methods of transacting business and advertising; and

     o approve policy forms, and regulate premium rates for some forms of insurance.

     Moreover, existing state insurance regulations require that a firm, or individual within that firm, must be licensed in order to quote an insurance premium. State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable insurance laws and regulations by insurance companies and their agents. In recent years, a number of insurance agents and the life insurance companies they represent, have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these agents and insurance companies have incurred or paid substantial amounts in connection with the resolution of these matters. We do not currently sell the types of life insurance - primarily cash value life insurance policies such as universal life - that are the subject of these actions.

     In addition, licensing laws applicable to insurance marketing activities and the receipt of commissions vary by jurisdiction and are subject to interpretation as to the application of these requirements to specific activities or transactions. Our Company and/or one of our employees is currently licensed to sell insurance in every state and the District of Columbia. We do not permit any of our other personnel who have contact with customers to act as insurance agents. We monitor the regulatory compliance of our sales, marketing and advertising practices and the related activities of our employees. We also provide continuing education and training to our staff in an effort to ensure compliance with applicable insurance laws and regulations. However, we cannot assure you that a state insurance department will not make a determination that one or more of these activities constitute the solicitation of insurance and that personnel must be licensed. Such a determination could harm our business.

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

EMPLOYEES

     As of December 31, 2001, we had 81 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 2. PROPERTIES

     Our executive, administrative and operating offices are located in approximately 24,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2003. Should we require additional space within the next 12 months to accommodate our anticipated growth, we believe that suitable office space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we have been, and expect to continue to be, subject to legal and regulatory proceedings and claims in the ordinary course of business. Legal and regulatory proceedings and claims may include claims of alleged infringement of third party intellectual property rights, notices from state regulators that we may have violated state regulations, and litigation instituted by dissatisfied policy holders. These claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any such claims that we believe will, individually or in the aggregate, materially affect our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2001.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers and certain other key employees.

NAME                                                    AGE       POSITION
----                                                    ---       --------
Robert S.  Bland....................................      48      Chairman of the Board, President and Chief Executive Officer
William V.  Thoms ..................................      49      Executive Vice President , Chief Operating Officer
Hao Chang...........................................      42      Senior Vice President, Chief Information Officer
Phillip T. Moeller..................................      56      Senior Vice President of Content and Business Development
Richard C.  Claahsen................................      37      Vice President of Regulatory Affairs

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

     Hao Chang has served as a senior vice president and our Chief Information Officer since February of 2001. Dr. Chang was most recently manager of information technology at First Penn-Pacific Life Insurance Company. Dr. Chang holds a Ph.D. in Geographic Information Systems (Environmental Science) from Oklahoma State University and a B.S. in Environmental Engineering from Beijing University of Forestry. He also studied Management Information Systems in the University of Washington MBA program.

     Philip T. Moeller has served as senior vice president of content and business development since the December 2001 purchase of insure.com. From 1994 to 2001, Mr. Moeller was publisher of insure.com, which he founded in 1994. Prior to 1994, Mr. Moeller spent more than 20 years as a newspaper reporter, columnist, and financial editor. Mr. Moeller is a graduate of Princeton University and earned a masters degree from the Medill School of Journalism at Northwestern University. He also studied business and economics at Columbia University as a Bagehot Fellow in business and economic journalism.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All common stock and per share information in this annual report have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective on March 7, 2001.

     Market Information. Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT. As of March 11, 2002 the approximate number of record holders of our common stock was 23,000. The last sale price of our common stock on March 11, 2002 was $2.60. The following table sets forth, for the period indicated, the high and low last sale price (as adjusted for a one-for-three reverse stock split effective March 7, 2001) of our common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

                                                         HIGH                LOW
                                                      ---------           ---------
2001:
     First Quarter .....................              $    2.91           $    1.25
     Second Quarter ....................                   3.25                0.83
     Third Quarter .....................                   2.55                1.30
     Fourth Quarter ....................                   2.30                1.07

2000:
     First Quarter .....................              $   36.00           $   12.75
     Second Quarter ....................                  14.63                6.09
     Third Quarter .....................                   8.25                5.44
     Fourth Quarter ....................                   6.00                1.97

     Dividends. We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to finance the growth and development of our business. Any future determination as to the payment of dividends will be made by our board of directors and will depend on our results of operations, financial condition, capital requirements, and any other factors our board of directors considers relevant.

     Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. During the fiscal year ended December 31, 2001, we used approximately $7.5 million of the proceeds of the initial public offering for operating activities, approximately $1.2 million for the repurchase of 582,000 shares of our common stock, and approximately $1.8 million for the purchase of fixed and intangible assets, mostly related to our acquisition of selected assets of Insurance News Network, LLC.

ITEM 6. SELECTED FINANCIAL DATA.

     The historical statement of operations data and balance sheet data in the table below is derived from our financial statements. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes, and other financial information included in this annual report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                              2001        2000        1999        1998      1997
                                                              ----        ----        ----        ----      ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue..........................................         $  8,851    $  15,236   $   8,408   $   5,576   $  4,262
 Expenses:
   Selling and marketing(1).......................            7,052       24,201      14,397       1,791      2,152
   Operations.....................................            6,004        7,445       5,481       2,690      1,794
   General and administrative.....................            3,503        4,432       3,570       1,293        952
                                                            --------    ---------   ---------   ---------   --------
     Total expenses...............................           16,559       36,078      23,448       5,774      4,898

 Operating loss...................................           (7,708)     (20,842)    (15,040)       (198)      (636)
 Interest income (expense), net...................            1,075        2,220       1,220           2        (41)
 Deferred income taxes (credit)...................               --           --          --          --       (210)
                                                           --------    ---------   ---------   ---------    -------
 Net loss.........................................         $ (6,633)   $ (18,622)  $ (13,820)  $    (196)  $   (467)
                                                           ========    =========   =========   =========   ========
 Basic and diluted net
     loss per share (2)...........................         $  (1.22)   $   (2.93)  $   (2.64)  $   (0.05)  $  (0.12)
                                                           ========    =========   =========   =========   ========
 Weighted average common
     shares and equivalents
     outstanding, basic and diluted (2)...........            5,441        6,366       5,237       4,086      3,985

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                              2001        2000        1999        1998      1997
                                                              ----        ----        ----        ----      ----
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and equivalents..............................         $  4,033    $   4,269   $   8,990   $     518   $      4
Working capital (deficit).........................           18,514       27,443      48,308         749       (121)
Total assets .....................................           23,000       32,643      55,178       1,806        830
Long-term liabilities.............................               84          128          --          --        233
Total liabilities.................................            1,085        2,976       5,982         817      1,063
Total stockholders' equity
 (deficiency in assets)...........................           21,915       29,667      49,196         989       (233)

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                              2001        2000        1999        1998      1997
                                                              ----        ----        ----        ----      ----
SELECTED OPERATING STATISTICS:
Completed quotes
    Term life.....................................        1,452,000    2,105,000   1,496,000     784,000    592,000
    Health and other..............................          876,000    1,993,000     963,000      47,000         --
                                                          ---------    ---------   ----------    -------    -------
       Total completed quotes ....................        2,328,000    4,098,000   2,459,000     831,000    592,000
Policies sold
    Term life.....................................           16,915       33,491      17,039      10,920      8,755
    Health and other..............................            3,367        4,029         747          --         --
                                                          ---------    ---------   ----------    -------    -------
       Total policies sold .......................           20,282       37,520      17,786      10,920      8,755

     (1) Since January 1, 1997, our direct response advertising costs no longer qualify for deferral and are expensed as incurred. If direct response advertising costs had not been deferred and amortized for any year, selling and marketing expenses would have been $1.7 million in 1997.

     (2) Basic and diluted net loss per share and basic and diluted weighted average common shares and equivalents outstanding have been retroactively adjusted to reflect a one-for-three reverse stock split effective March 7, 2001.

SELECTED QUARTERLY OPERATING RESULTS

     The following tables set forth unaudited statements of operations data for 2001 and 2000. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.


                                                                   QUARTER ENDED
                                                                   -------------
                                                      MAR. 31,  JUNE 30,   SEPT. 30,   DEC. 31,
                                                      --------  --------   ---------   --------
2001                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $   2,407   $ 2,145    $   1,730   $   2,569
Expenses:
 Selling and marketing............................      2,851     2,565          828         808
 Operations.......................................      1,489     1,396        1,395       1,724
 General and administrative.......................        913     1,089          797         704
                                                    ---------   -------    ---------   ---------
    Total expenses................................      5,253     5,050        3,020       3,236
                                                    ---------   -------    ---------   ---------
Operating loss....................................     (2,846)   (2,905)      (1,290)       (667)
Interest income, net..............................        400       300          228         147
                                                    ---------   -------    ---------   ---------
Net loss  ........................................  $  (2,446) $ (2,605)   $  (1,062)  $    (520)
                                                    =========  ========    =========   =========
Net loss per share
    basic and diluted (1).........................  $   (0.43) $  (0.48)   $   (0.20)  $   (0.10)

                                                                   QUARTER ENDED
                                                                   -------------
                                                      MAR. 31,  JUNE 30,   SEPT. 30,   DEC. 31,
                                                      --------  --------   ---------   --------
2000                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues  ........................................  $   3,882   $ 4,913    $   3,795   $   2,646
Expenses:
 Selling and marketing............................     10,138     5,923        5,103       3,037
 Operations.......................................      2,263     1,832        1,787       1,563
 General and administrative.......................      1,226     1,308          956         942
                                                    ---------   -------    ---------   ---------
    Total expenses................................     13,627     9,063        7,846       5,542
                                                    ---------   -------    ---------   ---------
Operating loss....................................     (9,745)  (4,150)       (4,051)     (2,896)
Interest income, net..............................        620       564          545         491
                                                    ---------   -------    ---------   ---------
Net loss  ........................................  $  (9,125) $ (3,586)   $  (3,506)  $  (2,405)
                                                    =========  ========    =========   =========
Net loss per share
    basic and diluted (1).........................  $   (1.42) $  (0.56)   $   (0.55)  $   (0.39)

     (1) Basic and diluted net loss per share have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective March 7, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

     We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce for such third party entities. Our revenue recognition accounting policy has been applied to all periods presented in "Selected Financial and Other Data."

     The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, of which a significant part is not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.

     Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits and expenses associated with processing insurance applications and maintaining our database and Web sites. The historical lag between the time an application is submitted to the insurance companies and when we recognize revenues significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

     Selling and marketing expenses consist primarily of direct advertising costs. The costs of communicating the advertising are expensed in the period the advertising is communicated.

     Stock compensation accounting is discussed in Note 7 to the accompanying financial statements.

     As discussed in Notes 1 and 2 to the accompanying financial statements, intangible assets acquired in 2001 are being amortized on a straight-line basis over three years.

     No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

     Revenues decreased 42% to $8.9 million in 2001 compared with $15.2 million in 2000. The revenue decrease is mostly attributable to a decrease in the number of insurance policies sold as a result of a planned decrease in advertising expenses in 2001. The number of policies sold declined to 20,282 in 2001, from 37,520 in 2000, a decrease of 46%.

Expenses

     Selling and Marketing. Selling and marketing expenses decreased $17.1 million, or 71% to $7.1 million in 2001 from $24.2 million in 2000. During 2001, we chose to reduce marketing expenditures until our planned expansion into additional lines of insurance had been implemented. As a result, we realized cost savings associated with direct advertising expenses, agency fees, and production costs. The average new policy acquisition cost (total selling and marketing costs divided by the number of new policy sales), decreased 46% to $348 in 2001 from $645 in 2000.

     Operations. Operations expenses decreased 19% to $6.0 million in 2001 from $7.4 million in 2000, but increased as a percentage of revenues to 68% in 2001 from 49% in 2000. The decrease was primarily due to lower payroll and related expenses resulting from the Company's August 2001 staff reduction.

     General and Administrative. General and administrative expenses decreased 21% to $3.5 million in 2001 from $4.4 million in 2000, and increased as a percentage of revenues to 40% in 2001 from 29% in 2000. Expenses were lower in 2001 as a result of our decision to reduce the size of our senior management team in order to reduce our general and administrative overhead costs.

Interest Income, Net

     Interest income, net was $1.1 million in 2001 compared to $2.2 million in 2000. The components of interest income are included in Note 2 to our financial statements, included in this report. The decrease in net interest income is due primarily to a decrease in average invested assets in 2001.

Income Taxes (Credit)

     We had no income tax credit for 2001 and 2000 due to valuation allowances provided against net deferred tax assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

     Revenues increased 81% to $15.2 million in 2000 from $8.4 million in 1999. The growth in revenues in 2000 was due to a 111% growth in the number of policies sold which was partially offset by a decline in the average first year revenue per term life policy to $390 in 2000 as compared to $445 in 1999. This reduction was due to a shift in our business mix to insurance carriers with lower levels of first year commissions.

Expenses

     Selling and Marketing. Selling and marketing expenses increased 68% to $24.2 million for 2000 from $14.4 million in 1999, and decreased as a percentage of revenues to 159% in 2000 from 171% in 1999. The increase in expenses for 2000 was primarily due to our expansion into television advertisements and increased radio advertising.

     Operations. Operations expenses increased 36% to $7.4 million in 2000 from $5.5 million in 1999, and decreased as a percentage of revenues to 49% in 2000 from 65% in 1999. The increase in operating expenses was due to a 111% increase in policies sold during 2000 as compared to 1999. The 1999 operating expense included compensation expense of $549,000 relating to stock options granted in 1999. The operating cost per policy sold, exclusive of the stock option charge, was $198 per policy in 2000 compared to $277 in 1999.

     General and Administrative. General and administrative expenses increased 24% to $4.4 million in 2000 from $3.6 million in 1999, and decreased as a percentage of revenues to 29% in 2000 from 42% in 1999. This increase also reflects additional executive personnel, increased rent due to the expansion of our facilities, franchise taxes, and increased professional fees.

Interest Income, Net

     Interest income, net was $2.2 million in 2000 compared to $1.2 million in 1999. The increase in net interest income was due to an increase in average invested assets in 2000.

Income Taxes (Credit)

     We had no income tax credit for 2000 and 1999 due to valuation allowances provided against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     We currently expect that the cash and fixed maturity investments of $17.9 million at December 31, 2001 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

     Our sources of funds will consist primarily from commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment, software, and treasury stock.

     Cash used in operating activities was approximately $7.5 million, $19.6 million and $11.4 million, in 2001, 2000, and 1999, respectively, as shown in our Statements of Cash Flows included in this report. The decrease in cash used in 2001 was primarily a result of a planned decrease in advertising expenditures during 2001.

     Cash provided by investing activities totaling $8.5 million in 2001 consisted of net proceeds from the maturity and sale of investments totaling approximately $10.3 million, offset by purchases of fixed assets totaling $0.5 million and purchases of intangibles in connection with the December 2001 Insurance News Network, LLC acquisition totaling $1.3 million. Cash provided by investing activities was $16.0 million in 2000, and comprised $17.8 million in net proceeds from the maturity of investments, reduced by $1.8 million in purchases of fixed assets. In 1999, cash used by investing activities totaled $41.0 million and, for the most part, reflected the net purchases of fixed maturity investments resulting from the proceeds of our August 1999 initial public offering.

     Cash used in financing activities in both 2001 and 2000, was primarily the result of a Company stock buy back. During 2001, the Company bought back approximately 582,000 shares at an average cost of $2.12 per share. During 2000, the Company bought back 487,000 shares at an average cost of $2.25 per share. Cash provided by financing activities was $60.9 million in 1999, attributable to proceeds from private sales of our common stock of $3.4 million and net proceeds from the initial public offering of $57.5 million.

     On June 24, 1999, we borrowed $2.0 million from a significant investor. The loan bore an interest rate of 12.5% per annum. This loan was repaid at the closing of our initial public offering in August 1999.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO AND HOMEOWNERS INSURANCE RATING ENGINES, OUR REVENUES AND BUSINESS COULD BE HARMED

     We have previously stated our intentions to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine and order fulfillment technology that has been under development by us since early 2000. This project has experienced technical complexities resulting in a delayed launch. While we did successfully launch this new technology for residents of California in January 2002, and believe that further rollout into certain high population states will occur in 2002, we may again experience additional difficulties that could further delay or prevent our entry into the auto insurance brokerage business which could result in additional expenditures and the loss of revenue.

     We have also previously stated our intentions to enter the homeowners insurance brokerage business via the launch of a comparative multi-company homeowners rating engine and order fulfillment technology that has been under development by us since mid-2001. This project has experienced technical complexities resulting in a delayed launch. While we currently expect to launch this new technology for residents of California in 2002, along with further rollout into other high population states, we may experience technical difficulties that could further delay or prevent our successful entry into the homeowners insurance brokerage business which could result in additional expenditures and the loss of revenue.

     Even if we are successful in launching our new auto and homeowners insurance services in 2002 from a technical standpoint, there can be no assurance that such new services will ever become commercially successful for us or that such new services will produce any new revenues.

OUR INTERNET-BASED INSURANCE BROKERAGE BUSINESS HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

     Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2001. In 2002, we plan to further reduce marketing expenses in order to reduce our net losses and conserve our capital. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate significantly higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE 77% OF OUR 2001 REVENUES WERE DERIVED FROM THE SALE OF TERM LIFE INSURANCE

     For the year ended December 31, 2001, approximately 77% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and are continuing to decline into the early months of 2002. This decline has caused our average commission per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

     Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to insure.com who then migrate to our insurance price comparison engines in order to engage in an insurance transaction. Business risks associated with owning this site include:

     o   Failure to maintain or grow the core insure.com visitor base;

     o Poor conversion of the insure.com visitor base from visitor status to insurance buyer status;

     o Failure to manage the technical systems and computer platforms that are necessary for the smooth and uninterrupted operation of the insure.com Web site;

     o   Loss of key personnel at insure.com; and

     o Loss of key traffic sources that send traffic to or promote the insure.com services.

     We cannot assure you that we will be successful in migrating the insure.com business model from an advertiser-supported revenue business model into an insurance transaction business model, or that such migration can occur rapidly enough to generate revenues or profits at an acceptable level.

IF THE PURCHASE OF INSURANCE OVER THE INTERNET OR OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE HARMED

     Our future success will depend in large part on widespread consumer acceptance of purchasing insurance via the Internet. The development of an online market for insurance has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market. Our future growth, if any, will depend on the following critical factors:

     o the growth of the Internet as a commerce medium generally, and as a market for consumer financial products and services specifically;

     o the continued participation and interest of major, brand-name insurers, and, in particular, their willingness to have their insurance products distributed on an e-commerce platform without the involvement of a face-to-face agent or broker;

     o   consumers willingness to conduct self-directed insurance research;

     o our ability to successfully and cost-effectively market our services to a sufficiently large number of consumers;

     o our ability to consistently fulfill application requests on an efficient and timely basis; and

     o our ability to overcome a perception among many consumers that obtaining insurance online is risky.


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

WE MAY GENERATE LIMITED COMMISSION REVENUES BECAUSE CONSUMERS CAN OBTAIN FREE QUOTES AND OTHER INFORMATION WITHOUT PURCHASING INSURANCE THROUGH OUR WEB SITE

     We generate commission revenues only if a consumer purchases insurance through our service. Consumers can access our Web site and obtain quotes and other information free of charge without any obligation to purchase insurance through us. Because all of the insurance policies quoted at our Web site can be purchased through sources other than us, consumers may take the quotes and other information that we provide to them and purchase one of our quoted policies from the agent or broker of their choice. If consumers only use our Web site for insurance quote information purposes, we will not generate revenues and our business would be significantly harmed.

WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS, WHICH MAKES IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND MAY CONTRIBUTE TO VOLATILITY IN OUR STOCK PRICE

     Our quarterly revenues and operating results have fluctuated widely in the past and we expect them to continue to fluctuate widely in the future. Causes of these fluctuations could or have included, among other factors:

     o dramatic swings in monthly unique visitors to insure.com from one month to the next without any forewarning;

     o the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria - this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

     o changes in selling and marketing expenses, as well as other operating expenses;

     o volatility in bonus commissions paid to us by insurance companies which typically are highest in the fourth quarter;

     o   volatility in renewal commission income;

     o the conversion and fulfillment rates of consumers' applications, which vary according to insurance product;

     o   new Web sites, services and products by our competitors;

     o price competition by insurance companies in the sale of insurance policies; and

     o   the level of Internet usage for insurance products and services.

     In addition, we have a very long revenue cycle. As a result, substantial portions of our expenses, including selling and marketing expenses, are incurred well in advance of potential matching revenue generation. If revenues do not meet our expectations as a result of these selling and marketing expenses, our results of operations will be negatively affected.

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

WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

     There are a number of other Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

WE MUST SUCCESSFULLY EXPAND INTO ADDITIONAL INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

     We have recently expanded our product offerings to include additional types of insurance and will continue to do so in the future. Expanding our product offering has required significant expenditures and further expansion, if any, will also require additional expenditures. In addition, a portion of our selling and marketing expenditures will be used to promote these new product offerings. However, to date we have generated only small amounts of revenues from our new product types. If our new product offerings do not generate sufficient revenues to cover the related expenditures, our business, results of operations and financial condition would be harmed.

WE DO NOT HAVE AGENCY CONTRACTS WITH ALL OF THE INSURANCE COMPANIES WE QUOTE ON OUR WEB SITE AND SOME INSURANCE COMPANIES MAY REFUSE TO PARTICIPATE IN OUR DATABASE OR REFUSE TO DO BUSINESS WITH US

     While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed on our Web site, we currently only hold agency contracts with 165 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past, a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

     o   we do not meet with our customers on a face-to-face basis;

     o some insurance companies may have exclusive relationships with other agents;

     o we publicly market our service on a price-oriented basis which is not compatible with the insurance company's branding efforts; and

     o a formal business relationship with us might be perceived negatively by the insurance company's existing distribution channels.

     We do not intentionally include in our database insurance companies who object to their inclusion. If a significant number of insurance companies object to the inclusion of their information in our database, the breadth of our database would be limited. If consumers purchase a material number of policies from insurance companies with whom we are not appointed as an agent, and these insurance companies refuse to enter into agency contracts with us, it could harm our business and results of operations.

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS MAY NOT EVER GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

     As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. However, to date we have derived only a minimal amount of revenues from these arrangements. In addition, most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

     We have expanded our operations significantly since May 1996 and anticipate that further expansion may be required to realize our growth strategy. Our operations growth has placed significant demands on our management and other resources, which is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems for:

     o   transaction processing;

     o   operational and financial management; and

     o   training, integrating and managing our growing employee base.

     We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

IF WE LOSE ANY OF OUR KEY EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

     We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President and Chief

Operating Officer, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other key executive officers could harm our Company.

IF OUR INSURANCE QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

     We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. In 1999 we paid $12,000, for the year ended December 31, 2000 we paid $11,500,and for the year ended December 31, 2001, we paid $7,500 in cash rebates. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

                     RISKS RELATED TO THE INSURANCE INDUSTRY

OUR BONUS COMMISSION REVENUES ARE HIGHLY UNPREDICTABLE AND MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

     Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions will be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.

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

     We also potentially face competition from a number of large online services that have expertise in developing online commerce and in facilitating a high volume of Internet traffic for or on behalf of our competitors. For instance, some of our competitors have relationships with major electronic commerce companies. Other large companies with strong brand recognition, technical expertise and experience in online commerce and direct marketing could also seek to compete in the online insurance market.

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

     We must comply with the complex rules and regulations of each jurisdiction's insurance department which impose strict and burdensome guidelines on us regarding our operations. Compliance with these rules and regulations imposes significant costs on our business. Each jurisdiction's insurance department typically has the power, among other things, to:

     o authorize how, by which personnel and under what circumstances an insurance premium can be quoted and published;

     o approve which entities can be paid commissions from insurance companies;

     o   license insurance agents and brokers;

     o monitor the activity of our non-licensed customer service representatives; and

     o   approve policy forms and regulate some premium rates.

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

     We use both internally developed and third-party systems to operate our service. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any of these increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service would impair our revenue-generating capabilities, and could damage our reputation and our brand name.

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

IF WE ARE UNABLE TO ADAPT TO THE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY, WE WILL NOT REMAIN COMPETITIVE AND OUR BUSINESS WILL SUFFER.

     Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The recent growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the features and reliability of our database and service. We may experience difficulties that could delay or prevent the successful introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our service or infrastructures or adapt our technology to respond to these changes.

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

                   RISKS RELATED OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

     In March 2001, the staff of the Nasdaq Stock Market ("Nasdaq") notified our Company that it was not in compliance with one of its maintenance standards, requiring at least $5.0 million in value of public float over the previous 30 consecutive trading days, defined as total shares outstanding less any shares held by officers, directors, or beneficial owners of 10 percent or more. In March, Nasdaq gave the Company 90 calendar days to comply with this standard. Although in compliance with all other Nasdaq National Market maintenance requirements, our public float was unable to sustain a value in excess of $5.0 million for 30 consecutive trading days, making its shares ineligible for continued Nasdaq National Market listing. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT.

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

     We believe that the current per share price level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers' commissions and to time-consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

     In addition, as the common stock is not listed on the Nasdaq National Market, were the trading price of the common stock to fall below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and the ability of investors to trade the common stock.

     There can be no assurance that we will continue to satisfy all of the listing requirements of the Nasdaq SmallCap Market. In the event that we do not qualify for listing on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the common stock.

OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

     The market price of our common stock has been highly volatile and subject to wide fluctuations. Recently, the Nasdaq stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate fluctuations, could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies, particularly following an initial public offering, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

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

     As of March 11, 2002, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.6% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

     o   elect our directors;

     o   amend certain provisions of our certificate of incorporation,

     o   approve a merger, sale of assets or other major corporate transaction;

     o defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

     o otherwise control the outcome of all matters submitted for a stockholder vote.

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

     Our certificate of incorporation and bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable. The provisions in our charter documents include the following:

     o   a classified board of directors with three-year staggered terms;

     o the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

     o   stockholder action may be taken only at a special or regular meeting;
         and

     o advance notice procedures for nominating candidates to our board of directors.

     Our preferred stock purchase rights could cause substantial dilution to any person or group who attempts to acquire a significant interest in our Company without advance approval of our board of directors. In addition, our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control.

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

     Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale and unrealized gains (losses) on those investments totaled $20,096 at December 31, 2001 and $(2,798) at December 31, 2000.

     We did not hold any derivative financial instruments as of December 31, 2001, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

     Due to the short term nature of our investments, a 1% increase in interest rates would not decrease the fair market value of our investments by a material amount.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-15 hereof, and are incorporated in this Item by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no disagreements on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2002 annual meeting of stockholders scheduled for May 16, 2002. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation," excluding the Board Compensation Committee Report and the stock price performance graph, is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2002 annual meeting of stockholders scheduled for May 16, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of Securities" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2002 annual meeting of stockholders scheduled for May 16, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2002 annual meeting of stockholders scheduled for May 16, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)  1.  Financial Statements:

     The financial statements, which appear on Pages F-1 through F-15 hereof, are indexed in the Index to Financial Statements and are incorporated herein by reference in this Item by reference thereto.

     2.  Financial Statement Schedules:

     No schedules are required due to the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

     3.  Executive Compensation Plans and Arrangements.

     The following management contracts or compensatory plans or arrangements are listed as exhibits to this annual report.

     Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999).
     Quotesmith.com 1999 Employee Stock Purchase Plan.
     Employment Agreement between the Company and Robert S.  Bland.

     Employment Agreement between the Company and William V. Thoms. Employment Agreement between the Company and Philip T. Moeller.
     Form of Director Indemnification Agreement
     See Exhibit Index (immediately following the signature page) for exhibits filed with this annual report.

(b)  Reports on Form 8-K:

     No reports were filed on Form 8-K for the quarter ended December 31, 2001.

(c)  Exhibits

     See Exhibits Index (immediately following the signature page).

                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

                                          QUOTESMITH.COM, INC.

                                          By:  /s/ROBERT S. BLAND
                                          -------------------------------------
                                          Name: Robert S. Bland,
                                          Title: Chairman, President and Chief
                                          Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 22, 2002:

           SIGNATURE                                                        TITLE
           ---------                                                        -----
/s/ROBERT S. BLAND                                  Chairman, President and Chief Executive Officer (Principal Executive
Robert S.  Bland                                    Officer and Principal Financial and Accounting Officer)

/s/ WILLIAM V. THOMS                                Executive Vice President, Chief Operating Officer, and Director
William V.  Thoms

/s/ BRUCE J. RUEBEN                                 Director
Bruce J.  Rueben

/s/ TIMOTHY F. SHANNON                              Director
Timothy F.  Shannon

/s/ JEREMIAH A. DENTON, JR.                         Director
Jeremiah A.  Denton, Jr.

/s/ RICHARD F. GRETSCH                              Director
Richard F.  Gretsch

/s/ JOHN MCCARTNEY                                  Director
John McCartney

EXHIBITS

                                    FORM 10-K
                                INDEX TO EXHIBITS

Exhibit
Number          Description of Document
------          -----------------------

3.1++      Restated Certificate of Incorporation of Company.
3.2++      Amended and Restated By-Laws of the Company.
4.3++      Form of Rights Agreement.
4.3(a) ++  Certificate of Designation, Preferences and Rights.
10.1++     Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2++     Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3++     Employment Agreement between the Company and Robert S.  Bland.
10.4++     Employment Agreement between the Company and William V.  Thoms.
10.5       Employment Agreement between the Company and Philip T. Moeller.
10.6++     Form of Director Indemnification Agreement.
10.7++     Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8++     Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9++     Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10++    Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.11++    Services  Agreement,  dated as of September 9,  1998, by and between the Company and Intuit Insurance Services,
           Inc.
10.12++    Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
21.0       Subsidiaries of the Company
23.1       Consent of Ernst & Young LLP(filed herewith)
24.0       Powers of Attorney (See signature page to this report)

++ Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.

                              QUOTESMITH.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS                                                                              PAGE
----------------------------                                                                              ----
Report of Independent Auditors........................................................................     F-2
Balance Sheets as of December 31, 2001 and 2000.......................................................     F-3
Statements of Operations for the Years Ended December 31, 2001,
   2000, and 1999.....................................................................................     F-4
Statements of Stockholders' Equity for the Years Ended December 31,
   2001, 2000, and 1999...............................................................................     F-5
Statements of Cash Flows for the Years Ended December 31, 2001, 2000,
   and 1999...........................................................................................     F-6
Notes to Financial Statements.........................................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Quotesmith.com, Inc.

     We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc.at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                     /s/ERNST & YOUNG LLP

Chicago, Illinois
January 11, 2002, except Note 9, as to which the date is February 11, 2002

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                2001                   2000
                                                                                ----                   ----
                                               ASSETS
Cash and equivalents.................................................   $    4,033,192          $   4,269,141
Fixed maturity investments -
   available for sale at fair value  (Note 3)........................       13,909,110             24,027,889
Commissions receivable, less allowances (2001 - $162,000;
  2000 - $239,000)...................................................        1,351,502              1,540,515
Other assets (Note 2)................................................          220,326                453,071
                                                                        --------------          -------------
Total current assets.................................................       19,514,130             30,290,616
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 2001 - $1,633,000; 2000 - $873,000)....        2,090,568              2,352,147
Intangible assets at cost, less accumulated amortization
   ( 2001 - $37,500) (Note 2)........................................        1,395,159                    --
                                                                        --------------          ------------
Total assets.........................................................   $   22,999,857          $  32,642,763
                                                                        ==============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities.......................................................   $    1,000,235          $   2,847,508
                                                                        --------------          -------------
Total current liabilities............................................        1,000,235              2,847,508

Long-term capital lease obligations (Note 5).........................           84,340                127,950
                                                                        --------------          -------------
Total liabilities....................................................        1,084,575              2,975,458

Commitments and contingencies (Note 8)...............................

Stockholders' equity (Notes 6, 7 and 9):
      Common stock, $.003 par value; shares authorized:
        2001 & 2000 - 60,000,000; shares issued:
        2001 & 2000 - 7,253,570......................................           21,761                 21,761
      Additional paid-in capital.....................................       63,930,061             63,836,873
      Retained-earnings deficit......................................      (39,461,293)           (32,828,218)
      Treasury stock at cost: 2001 - 1,913,291 shares;
        2000 - 1,331,667 shares......................................       (2,595,343)            (1,360,313)
      Accumulated other comprehensive income (loss)..................           20,096                 (2,798)
                                                                        --------------          -------------
Total stockholders' equity...........................................       21,915,282             29,667,305
                                                                        --------------          -------------
Total liabilities and stockholders'
   equity............................................................   $   22,999,857          $  32,642,763
                                                                        ==============          =============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                               2001           2000             1999
                                                               ----           ----             ----
Revenues:
   Commissions and fees (Note 1)....................    $   8,743,286   $  15,190,010    $   8,354,131
   Other ...........................................          107,249          46,410           54,152
                                                        -------------   -------------    -------------
Total revenues......................................        8,850,535      15,236,420        8,408,283
Expenses:
   Selling and marketing (Note 2)...................        7,051,893      24,200,846       14,396,951
   Operations (Note 7)..............................        6,004,239       7,445,235        5,480,519
   General and administrative (Note 7)..............        3,503,173       4,431,730        3,570,231
                                                        -------------   -------------    -------------
Total expenses......................................       16,559,305      36,077,811       23,447,701
                                                        -------------   -------------    -------------
Operating loss......................................       (7,708,770)    (20,841,391)     (15,039,418)
Interest income, net (Note 2).......................        1,075,695       2,219,763        1,219,419
                                                        -------------   -------------    -------------
Loss before income taxes............................       (6,633,075)    (18,621,628)     (13,819,999)
Income tax credit (Note 4)..........................               --              --               --
                                                        -------------   -------------    -------------
Net loss............................................    $  (6,633,075)  $ (18,621,628)   $ (13,819,999)
                                                        =============   =============    =============
Net loss per common
   share, basic and diluted.........................    $       (1.22)  $       (2.93)   $       (2.64)
                                                        =============   ==============   =============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted...................        5,441,039       6,366,045         5,236,992



                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  COMMON STOCK                                                       ACCUMULATED
                             NUMBER OF                  ADDITIONAL     RETAINED-                        OTHER            TOTAL
                              SHARES           PAR       PAID-IN       EARNINGS       TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                              ISSUED          VALUE      CAPITAL        DEFICIT         STOCK       INCOME (LOSS)       EQUITY
                              ------          -----      -------        -------         -----      -------------        ------
1999:
   Balance at January 1...     4,973,697    $  14,921  $ 1,624,061   $  (386,591)   $  (263,000)    $         --     $   989,391
   Net loss...............            --           --           --   (13,819,999)            --               --     (13,819,999)
   Other comprehensive loss-
     unrealized loss on
       investments .......            --           --           --            --             --          (39,218)        (39,218)
                                                                                                                     -----------
   Total comprehensive loss                                                                                          (13,859,217)
   Proceeds from sale
     of common stock:
       Private placement and
         employees........       376,000        1,128    3,382,872            --             --               --       3,384,000
       Public offering
       ($33/share), less
       expenses of
       $1,110,449              1,903,030        5,709   57,497,833            --             --               --       57,503,542

   Employee stock
      compensation                    --           --    1,178,759            --             --               --        1,178,759
                               ---------    ---------  -----------   -----------   ------------    -------------       ----------
   Balance at December 31,     7,252,727       21,758   63,683,525   (14,206,590)      (263,000)         (39,218)      49,196,475
2000:
   Net loss...............            --           --           --   (18,621,628)            --               --      (18,621,628)
   Other comprehensive
   gain-
       unrealized gain on
       investments .......            --           --           --            --             --           36,420           36,420
                                                                                                                      -----------
   Total comprehensive loss                                                                                           (18,585,208)

   Purchase of treasury stock         --           --           --            --      1,097,313)              --       (1,097,313)

   Proceeds from sale of
     common stock:
     -exercise of stock options      843            3        7,590            --             --               --            7,593

   Employee stock compensation        --           --      145,758            --             --               --          145,758
                               ---------    ---------  -----------   -----------   ------------    -------------       ----------
   Balance at December 31,     7,253,570       21,761   63,836,873   (32,828,218)    (1,360,313)          (2,798)      29,667,305
2001:

   Net loss...............             -            -            -    (6,633,075)             -                -       (6,633,075)
   Other comprehensive
   gain
       -unrealized gain on
       investments .......             -            -            -             -              -           22,894           22,894
                                                                                                                      -----------
   Total comprehensive loss                                                                                            (6,610,181)
   Stock  options issued in
      connection with
      acquisition
      (See Note 1)......               -            -       82,250             -              -                -           82,250
   Purchase of treasury
      stock                            -            -            -             -     (1,235,030)               -       (1,235,030)

   Employee stock
   compensation                        -            -       10,938             -              -                -           10,938
                               ---------    ---------  -----------   -----------   ------------    -------------       ----------
   Balance at December 31.     7,253,570    $  21,761   $63,930,06   $39,461,293)    (2,595,343)   $      20,096      $21,915,282
                               =========    =========   ==========   ===========   ============    =============      ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                            2001              2000             1999
                                                            ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................  $    (6,633,075)  $ (18,621,628)   $ (13,819,999)
   Adjustments to reconcile to net cash
     used by operating activities:
       Depreciation expense.........................          760,136         547,526          159,429
       Amortization.................................         (157,759)     (1,126,663)         (498,684)
       Accounts payable and accrued liabilities ....       (1,852,324)     (3,172,722)       5,165,344
       Commissions receivable.......................          189,013         154,865         (687,718)
       Stock compensation...........................           10,938         145,758        1,178,759
       Other assets.................................          232,745       2,480,332       (2,894,155)
                                                      ---------------   -------------    -------------
   Net cash used by
     operating activities...........................       (7,450,326)    (19,592,532)     (11,397,024)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investments..........................      (21,263,056)    (64,853,981)     (53,596,502)
   Proceeds from investment  maturities.............       29,100,000      82,660,000       13,385,143
   Proceeds from sales of investments...............        2,500,000              -                -
   Purchase of intangible assets....................       (1,350,421)             -                -
   Purchase of furniture, equipment
     and software...................................         (498,557)     (1,815,228)         (807,339)
                                                      ---------------   -------------    --------------
   Net cash provided (used) by investing activities.        8,487,966      15,990,791       (41,018,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock...................................               -            7,593       60,887,542
   Purchase of treasury stock.......................       (1,235,030)     (1,097,313)              -
   Payment of capital lease obligation..............          (38,559)        (29,420)              -
   Proceeds from notes payable......................               -               -         2,000,000
   Repayment of notes payable.......................               -               -        (2,000,000)
                                                      ---------------    ------------    -------------

   Net cash (used) provided by financing activities.       (1,273,589)     (1,119,140)       60,887,542
                                                      ---------------    ------------    --------------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.....         (235,949)     (4,720,881)        8,471,820
CASH AND EQUIVALENTS AT
   BEGINNING OF YEAR................................        4,269,141       8,990,022           518,202
                                                      ---------------   -------------    --------------
CASH AND EQUIVALENTS AT
   END OF YEAR......................................  $     4,033,192   $   4,269,141    $    8,990,022
                                                      ===============   =============    ==============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage. The Company owns and operates two comprehensive online consumer insurance information services, www.quotesmith.com and www.insure.com, both of which cater to the needs of self-directed insurance shoppers. The Company provides a large array of comparative auto, life, and health insurance quotes, combined with news, information, and decision-making tools. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows any user to purchase insurance from the company of their choice. The Company generates revenue from the receipt of commissions, fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces. The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

     On December 7, 2001, the Company acquired selected assets of Insurance News Network, LLC, including its Web site, www.insure.com. The insure.com Web site comprises an insurance news organization consisting of consumer insurance news, information, and decision-making tools and is intended to provide a new customer gateway. The cost of the acquisition included $1.4 million in cash, 50,000 stock options with an estimated fair value of $82,000, and expenses of $79,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired, intangible assets of $1,433,000 and furniture, equipment, and software of $128,000, based on the estimated fair values at the date of acquisition.

The accompanying 2001 financial statements reflect the operations of Insurance News Network, LLC, from the date of acquisition. The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2000 and 2001, respectively.

                                YEARS ENDED DECEMBER 31,
                                ------------------------
                                  2001           2000
                                  ----           ----
                           (in thousands, except per share data)

Total revenues ...........      $ 10,179      $ 16,854
Net loss .................        (7,341)      (19,952)
Net loss per common share,
   basic and diluted .....      $  (1.35)     $  (3.13)


     The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the respective years, nor is it necessarily indicative of future operating results.

     In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 1999, these included two companies with revenues of $1.9 million and $1.0 million. In 2000, these included two companies with revenues of $2.3 million and $4.1 million. In 2001, these included two companies with revenues of $1.1 million and $975,000. The Company's business represents one business segment.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

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

     Revenues from Web site banner advertisements are recognized over the period such advertisements are displayed on the Web site.

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

CASH AND EQUIVALENTS

     Money market and certificate of deposit investments are included as part of cash and equivalents.

STOCK COMPENSATION

     The Company uses the intrinsic value method to measure compensation expense, if any, relating to stock options. Any compensation expense is determined at the date of grant, or the date of subsequent modification to option terms, based on any excess of the fair value of the related shares over the exercise price, and amortized over the options' vesting periods.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

FURNITURE, EQUIPMENT, AND COMPUTER SOFTWARE

     Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of three to five years using principally the straight-line method of depreciation. Repair and maintenance costs are charged to expense as incurred.

INTANGIBLE ASSETS

     Intangible assets represent the value assigned to the acquired insure.com Web site and are being amortized on a straight-line basis over three years.

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

NON-OPERATING INCOME AND EXPENSE

     Interest income, net in the accompanying statements of operations includes the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                 2001                  2000                 1999
                                                                 ----                  ----                 ----
Interest income........................................      $    1,094,747       $     2,242,835       $    1,248,331
Interest expense.......................................             (19,052)              (23,072)             (28,912)
                                                             --------------       ---------------       --------------
   Interest income, net................................      $    1,075,695       $     2,219,763       $    1,219,419
                                                             ==============       ===============       ==============

NET LOSS PER SHARE

     Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.

COMPREHENSIVE INCOME OR LOSS

     Comprehensive loss includes net loss and unrealized gain or loss on investments.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

3.  INVESTMENTS

     Investments are classified as available-for-sale securities and are reported at fair value, as follows:

                                                                           GROSS             GROSS
                                                            AMORTIZED    UNREALIZED        UNREALIZED       FAIR
                                                              COST         GAINS             LOSSES         VALUE
                                                              ----         -----             ------         -----
DECEMBER 31, 2001:
U.S.  Government agency bonds ......................... $   8,920,817   $    14,457      $     2,014   $   8,933,260
Corporate commercial paper ............................     4,968,197         7,908              255       4,975,850
                                                        -------------   -----------      -----------   -------------
    Total ............................................. $  13,889,014   $    22,365      $     2,269    $ 13,909,110
                                                        =============   ===========      ===========    ============
DECEMBER 31, 2000:
U.S.  Government agency bonds ......................... $   6,882,390   $     1,005      $        -    $   6,883,395
State and municipal bonds..............................     2,500,000            -                -        2,500,000
Corporate bonds and commercial paper ..................    14,648,297            99            3,902      14,644,494
                                                        -------------   -----------      -----------   -------------
    Total ............................................. $  24,030,687   $     1,104      $     3,902    $ 24,027,889
                                                        =============   ===========      ===========    ============

     As of December 31, 2001 all investments mature within one year.

4.  INCOME TAXES

     A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                 2001                    2000               1999
                                                                 ----                    ----               ----
 Pre-tax loss times federal rate.......................      $   (2,255,200)      $    (6,331,400)      $   (4,698,800)
   State income tax credit.............................            (318,400)             (893,800)            (663,300)
   Increase in valuation allowance.....................           2,540,000             7,164,200            4,920,200
   Stock compensation..................................               4,200                55,600              425,500
   Other ..............................................              29,400                 5,400               16,400
                                                             --------------       ---------------       --------------
      Income tax credit................................      $           --       $            --       $           --
                                                             ==============       ===============       ==============


     Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards. In 2000, the Company converted from a cash basis to accrual basis for tax purposes.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

     Significant components of the Company's deferred tax assets and liabilities are as follows

                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                   2001                 2000
                                                                                   ----                 ----
Deferred tax liabilities - other assets..............................       $       8,000          $      4,000
Deferred tax assets:
   Net operating loss carryforwards..................................          14,633,000            11,880,000
   Unamortized cash to accrual adjustment............................             485,000               728,000
   Depreciation......................................................              78,000                45,000
   Other.............................................................             127,000               126,000
                                                                            --------------         ------------
Total gross deferred tax assets......................................          15,323,000            12,779,000
Valuation allowance..................................................         (15,315,000)          (12,775,000)
                                                                            -------------          ------------
Net deferred tax assets..............................................               8,000                 4,000
                                                                            -------------          ------------
Net deferred tax amounts                                                    $          --          $         --
                                                                            =============          ============

     As of December 31, 2001, the Company had net operating loss carryforwards of approximately $37,713,000 available to offset future taxable income, which expire in 2006 to 2021. There were no income taxes paid or recovered in 1999, 2000, or 2001.

5.  OBLIGATIONS UNDER CAPITAL LEASE

     Furniture, equipment and computer software at December 31, 2001 and 2000 includes gross assets acquired under capital lease of $196,000. Related amortization included in accumulated depreciation was $64,000 and $25,000 at December 31, 2001 and 2000, respectively. Amortization of assets under capital lease is included in depreciation expense.

     The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2001 are as follows:

         YEAR ENDING
         DECEMBER 31,                                          AMOUNT
         ------------                                          ------

           2002                                               $   57,612
           2003                                                   57,612
           2004                                                   37,040
                                                              ----------
         Total minimum lease payments                            152,264
         Imputed interest                                        (24,314)
                                                              ----------
         Present value of net minimum lease payments             127,950
         Current lease obligation                                (43,610)
                                                              ----------
         Long-term lease obligations                          $   84,340
                                                              ==========

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS


6.  STOCKHOLDERS' EQUITY

STOCK SPLIT

     On March 5, 2001, the Board of Directors of the Company approved a one-for-three reverse stock split and a change of par value from $.001 to $.003, effective on March 7, 2001. In the accompanying financial statements and related notes, all share and per share amounts have been retroactively adjusted to reflect the stock split. The components of stockholders' equity were not affected by these changes.

TREASURY STOCK

     In 2000 the Company's Board of Directors authorized the repurchase of up to
1.17 million shares of the Company's common stock. During 2000, the Company repurchased 487,000 shares of its common stock for approximately $1.1 million. During 2001, the Company repurchased 581,624 shares of its common stock for approximately $1.2 million. See also Note 9.

PRIVATE PLACEMENT AND RELATED PARTY TRANSACTIONS

     In 1999, the Company sold 333,333 shares of its common stock to a company (the Investor) for proceeds of $3,000,000 in a private placement and sold 90,909 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering. In 1999, the Company borrowed $2,000,000 from the Investor, and the note was repaid later in 1999. In 2001, the Company repurchased its shares from the Investor.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has a plan under which employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 67,898 were available at December 31, 2001.

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

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

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

7.  STOCK OPTIONS

     The Company has established a stock option plan (the Plan) to provide additional incentives to its employees, officers, and directors. Under the Plan, an aggregate of 500,000 shares of common stock may be granted to participants in the Plan.

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

                                                                         YEARS ENDED DECEMBER 31,
                                                                         ------------------------
                                                                     2001           2000         1999
                                                                     ----           ----         ----
                                                                  (in thousands, except per share data)
         Pro forma net loss                                   $     (6,996)   $  (20,468)      $(14,445)
         Pro forma net loss per common share,
           basic and diluted                                  $      (1.29)   $    (3.22)      $  (2.76)

     For purposes of the pro forma disclosures, the estimated fair values of the option grants are amortized to expense over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model for grants made subsequent to the Company's initial public offering in August 1999, and the minimum value method in all prior periods, with the following weighted-average assumptions:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                    2001           2000         1999
                                                                    ----           ----         ----
         Dividend yield...................................          0.0%            0.0%         0.0%
         Risk-free interest rate..........................          4.5%            5.0%         5.5%
         Volatility (not applicable to
           minimum-value method)..........................        105.3%           95.0%        75.0%
         Expected life (years)............................       5.0 to 7.0         5.0          5.0


     In 2001, 2000 and 1999, the Company recorded compensation expense of $10,938, $145,758, and $983,000, respectively relating to stock options granted prior to 2000 below the estimated fair value of the Company's common stock, with

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

a corresponding credit to additional paid-in capital. The Company recorded compensation expense of $196,000 in 1999 related to an executive's purchase of stock at a price below the estimated fair value.

     Transactions related to all stock options are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                       2001                    2000                       1999
                                                -------------------     ---------------------      --------------------
                                                           Weighted                  Weighted                  Weighted
                                                Shares      Average      Shares       Average       Shares      Average
                                                 Under     Exercise       Under      Exercise        Under     Exercise
                                                 Option      Price       Option        Price        Option       Price
                                                 ------      -----       ------        -----        ------       -----
Beginning Balance.........................      377,996    $ 19.86        268,241   $    21.33       66,668  $    11.25

Granted with exercise price:

    Less than stock value.................           -           -             -            -        75,000       13.80
    Equal to stock value..................      522,000       2.00        157,000        17.76       89,333       29.91
    Greater than stock value..............           -           -             -            -        75,000       26.70
                                             ----------               -----------               -----------
                                                522,000       2.00        157,000        17.76      239,333       23.85
Exercised.................................           -           -           (843)        9.00           -           -
Forfeited.................................     (187,865)     19.03        (46,402)       21.42      (37,760)      19.59
                                             ----------               -----------               -----------
Outstanding...............................      712,131    $  7.03        377,996   $    19.86      268,241  $    21.33
                                             ===========              ===========               ===========
    Exercisable at end of year............      164,056                   196,339                   106,406
                                             ==========               ===========               ===========

     Of the options granted in 2001, 50,000 options, with an exercise price of $2.00 per share, were issued as part of the cost of the acquisition discussed in
Note 1. Of the options outstanding at December 31, 2001, 130,000, with an exercise price of $2.00 per share, vest in 2007, or if performance targets are met, in 2002 and 2003. The majority of the remaining unexercisable options vest in 2002 and 2003.

     Information regarding options outstanding and exercisable at December 31, 2001 is summarized as follows:

                                            Options Outstanding                        Options Exercisable
                              ---------------------------------------------     ---------------------------------
                                           Weighted Average
                                               Remaining         Weighted                          Weighted
                                Number     Contractual Life       Average         Number      Average Exercisable
   Exercise Price             Outstanding     (in years)      Exercise Price    Exercisable          Price
   --------------             -----------     ----------      --------------    -----------          -----
   $  1.10 - $ 1.25              54,000           9.26         $     1.23               -        $       -
   $  1.95 - $ 2.81             442,000           9.75               2.14               -                -
   $  3.00 - $10.32             109,740           7.50               6.67          73,960             6.50
   $ 15.00 - $21.00              16,667           7.01              18.00          16,667            18.00
   $ 24.00 - $33.00              73,056           7.60              30.95          65,095            30.70
   $ 37.50 - $46.89              16,668           7.90              42.20           8,334            37.50
                            -----------                                       -----------
                                712,131           9.04         $     7.03         164,056        $   18.84
                            ===========                                       ===========

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

     The options have terms of ten years. Under the Company's Plan, 38,693 shares were available for grant as awards or options at December 31, 2001.

     The weighted average fair value per share of options granted was as follows:

                                                                      2001                  2000                 1999
                                                                      ----                  ----                 ----
Granted with exercise price:
   Less than stock value...............................         $        -             $       -             $   19.50
   Equal to stock value................................               1.64                  13.05                19.14
   Greater than stock value............................                  -                     -                  4.50
      Total                                                     $     1.64             $    13.05            $   14.67


8.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2001, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $293,000 in 2002 and $302,000 in 2003. In addition, the Company must pay its proportionate share of taxes and operating costs for the Darien lease site.

     As of December 31, 2001, the Company leases office space in West Hartford, CT under an operating sublease agreement in which the Company is committed to rent expense of approximately $19,000 in 2002.

     Rent expense was $203,000 in 1999, $268,000 in 2000, and $320,000 in 2001.

     The Company has employment agreements with two of its executives under which the Company would be required to pay severance of one to two years of annual salary to terminate those agreements.

     The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.

9.  SUBSEQUENT EVENT - TREASURY STOCK

     From January 1, 2002 to February 11, 2002, the Company purchased 406,050 shares of its common stock for $1.1 million. After these purchases and in consideration of the Board of Directors authorization in February 2002 to purchase additional shares, the Company is authorized to purchase 692,000 additional shares of its common stock.