Form 10-Q
period 2002-03-31
QUOTESMITH COM INC
filed 2002-05-10
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from                to               .
                                              ----------------   --------------


                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                      36-3299423
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The number of outstanding shares of the registrant's common stock was 4,934,229 net of treasury shares, on May 3, 2002.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets..........................................................................................    3

         Statements of Operations................................................................................    4

         Statements of Stockholders' Equity......................................................................    5

         Statements of Cash Flows................................................................................    6

         Notes to Financial Statements...........................................................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   20

                                               PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................   21

Item 2.  Changes in Securities and Use of Proceeds...............................................................   21

Item 3.  Defaults Upon Senior Securities.........................................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   21

Item 5.  Other Information.......................................................................................   21

Item 6.  Exhibits and Reports on Form 8-K........................................................................   21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                   MARCH 31,      DECEMBER 31,
                                                                     2002            2001
                                                                 ------------    ------------
                                                                  (UNAUDITED)
                                         ASSETS
Cash and cash equivalents ....................................   $  3,043,149    $  4,033,192
Fixed maturity investments -
   available for sale at fair value ..........................     13,883,410      13,909,110
Commissions receivable, less allowances (2002--
   $173,000; 2001-- $162,000) ................................      1,205,766       1,351,502
Other assets .................................................        204,535         220,326
                                                                 ------------    ------------
Total current assets .........................................     18,336,860      19,514,130
Furniture, equipment, and computer software at cost,
   less accumulated depreciation
   (2002-- $1,887,000; 2001-- $1,633,000) ....................      1,871,412       2,090,568
Intangible assets at cost, less accumulated amortization
   (2002-- $159,200; 2001-- $37,500) .........................      1,273,485       1,395,159
                                                                 ------------    ------------

Total assets .................................................   $ 21,481,757    $ 22,999,857
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................   $  1,322,975    $  1,000,235
                                                                 ------------    ------------
Total current liabilities ....................................      1,322,975       1,000,235

Long-term capital lease obligations ..........................         72,573          84,340
                                                                 ------------    ------------

Total liabilities ............................................      1,395,548       1,084,575

Commitments and contingencies ................................           --              --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2002 and 2001-- 7,253,570 .............         21,761          21,761
      Additional paid-in capital .............................     63,930,061      63,930,061
      Retained-earnings deficit ..............................    (40,161,516)    (39,461,293)
      Treasury stock at cost 2002-- 2,319,341;
        2001-- 1,913,291 .....................................     (3,693,085)     (2,595,343)
      Accumulated other comprehensive income (loss) ..........        (11,012)         20,096
                                                                 ------------    ------------
Total stockholders' equity ...................................     20,086,209      21,915,282
                                                                 ------------    ------------
Total liabilities and stockholders'
   equity ....................................................   $ 21,481,757    $ 22,999,857
                                                                 ============    ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS



                                                 QUARTER ENDED
                                                    MARCH 31,
                                              2002            2001
                                           -----------    -----------
                                                   (UNAUDITED)
Revenues:
   Commissions and fees ................   $ 2,492,646    $ 2,391,198
   Other ...............................        79,408         15,984
                                           -----------    -----------
Total revenues .........................     2,572,054      2,407,182
Expenses:
   Selling and marketing ...............       587,711      2,851,417
   Operations ..........................     1,933,561      1,489,304
   General and administrative ..........       853,066        912,563
                                           -----------    -----------
Total expenses .........................     3,374,338      5,253,284
                                           -----------    -----------
Operating  loss ........................      (802,284)    (2,846,102)
Interest income ........................       102,061        400,055
                                           -----------    -----------

Net loss ...............................   $  (700,223)   $(2,446,047)
                                           ===========    ===========
Net loss per common
   share, basic and diluted ............   $     (0.14)   $     (0.43)
                                           ===========    ===========
Weighted average common
   shares and equivalents
   outstanding, basic and diluted ......     5,108,578      5,624,278


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                        COMMON STOCK
                                    ---------------------                                                ACCUMULATED
                                    NUMBER OF               ADDITIONAL      RETAINED-                       OTHER          TOTAL
                                     SHARES        PAR        PAID-IN       EARNINGS       TREASURY     COMPREHENSIVE  STOCKHOLDERS'
                                     ISSUED       VALUE       CAPITAL        DEFICIT        STOCK       INCOME (LOSS)     EQUITY
                                    ---------    -------   -----------   ------------    -----------    -------------  ------------
2001:
   Balance at January 1 .........   7,253,570    $21,761   $63,836,873   $(32,828,218)   $(1,360,313)     $ (2,798)    $29,667,305
   Net loss .....................        --         --            --       (6,633,075)          --            --        (6,633,075)
   Other comprehensive income-
     unrealized gain on
       investments ..............        --         --            --             --             --          22,894          22,894
                                                                                                                       -----------
   Total comprehensive loss .....                                                                                       (6,610,181)
   Stock options issued in
     connection with
       acquisition ..............        --         --          82,250           --             --            --            82,250
   Purchase of treasury stock ...        --         --            --             --       (1,235,030)         --        (1,235,030)
   Employee stock compensation ..        --         --          10,938           --             --            --            10,938
                                    ---------    -------   -----------   ------------    -----------      --------     -----------
   Balance at December 31 .......   7,253,570     21,761    63,930,061    (39,461,293)    (2,595,343)       20,096      21,915,282
Three months ended
   March 31, 2002 (unaudited)
   Net loss .....................        --         --            --         (700,223)          --            --          (700,223)
   Other comprehensive loss-
     unrealized loss on
       investments ..............        --         --            --             --             --         (31,108)        (31,108)
                                                                                                                       -----------
   Total comprehensive loss .....                                                                                         (731,331)
   Purchase of treasury stock ...        --         --            --             --       (1,097,742)         --        (1,097,742)
                                    ---------    -------   -----------   ------------    -----------      --------     -----------
   Balance at March 31, 2002
     (unaudited) ................   7,253,570    $21,761   $63,930,061   $(40,161,516)   $(3,693,085)     $(11,012)    $20,086,209
                                    =========    =======   ===========   ============    ===========      ========     ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                            QUARTER ENDED
                                                               MARCH 31,
                                                         2002          2001
                                                     -----------    -----------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................   $  (700,223)   $(2,446,047)
                                                     -----------    -----------
     Adjustments to reconcile to net cash
       used by operating activities:
         Depreciation expense ....................       254,133        135,631
         Amortization ............................        34,550        285,171
         Accounts payable and
           accrued liabilities ...................       321,378       (621,337)
         Commissions receivable ..................       145,736        327,813
         Stock compensation ......................          --           10,938
         Other assets ............................        15,791          6,883
                                                     -----------    -----------
     Net cash provided (used) by operating
       activities ................................        71,365     (2,300,948)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ......................    (6,818,285)    (3,079,249)
   Proceeds from investment maturities ...........     6,900,000      6,000,000
   Purchases of furniture,
     equipment, and computer software ............       (34,977)      (135,115)
                                                     -----------    -----------
   Net cash provided by investing
     activities ..................................        46,738      2,785,636

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock ...................    (1,097,742)      (729,680)
   Payment of capital lease obligation ...........       (10,404)        (9,199)
                                                     -----------    -----------
   Net cash used by financing
     activities ..................................    (1,108,146)      (738,879)
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ........      (990,043)      (254,191)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...........................     4,033,192      4,269,141
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ..............................   $ 3,043,149    $ 4,014,950
                                                     ===========    ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  DESCRIPTION OF BUSINESS

         Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage. The Company owns and operates two comprehensive, online consumer insurance information services, www.quotesmith.com and www.insure.com, both of which cater to the needs of self-directed insurance shoppers. The Company provides a large array of comparative auto, life, and health insurance quotes, combined with news, information, and decision-making tools. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows any user to purchase insurance from the company of their choice. The Company generates revenues from the receipt of commissions, fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces. The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel, and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

         In December 2001, the Company acquired selected assets of Insurance News Network, LLC, including its Web site, www.insure.com. The insure.com Web site comprises an insurance news organization consisting of consumer insurance news, information, and decision-making tools, and is intended to provide a new customer gateway.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.


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

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.  COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:


                                                          QUARTER ENDED
                                                            MARCH 31,
                                                        2002             2001
                                                    ------------   -----------

         Net loss.................................  $  (700,223)   $(2,446,047)
         Unrealized gain (loss) on investments....      (31,108)        13,904
                                                    ------------   -----------
             Comprehensive loss...................  $  (731,331)   $ (2,432,143)
                                                    ===========    ============


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to enter the auto insurance and homeowners brokerage business; our ability to achieve or sustain profitability; demand for life insurance; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our ability to expand our product offerings; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital. See the section entitled "Factors That May Affect Our Future Operating Results" for a description of these and other risks, uncertainties, and factors.

         You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this quarterly report. All references to "we," "us," "our," "Quotesmith," and the "Company" refer to Quotesmith.com, Inc. and its subsidiary.


OVERVIEW

         We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter or our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. To a lesser extent, we also generate revenues from the receipt of fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.

         The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, of which a significant portion of time is not under our control, will create fluctuations in our operating results and could harm our business, operating results, and financial condition.

         Operations expenses are comprised of both variable and semi-variable expenses, including wages, benefits, and expenses associated with processing insurance applications and maintaining our database and Web site. The historical lag between the time an application is submitted to the insurance companies and when we recognize revenues significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

         Selling and marketing expenses consist primarily of direct advertising costs. The costs of communicating the advertising are expensed in the period the advertising is communicated.

         As discussed in Note 1 to the accompanying financial statements, intangible assets acquired in 2001 are being amortized on a straight-line basis over three years.

         No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2002 AND MARCH 31, 2001

Revenues

         Revenues increased 7% to $2.6 million in the first quarter of 2002, compared to $2.4 in the first quarter of 2001. The increase in revenues was due both to the addition of insure.com advertising revenue to the results of the first quarter of fiscal 2002 and an increase in revenues per policy sold. In the first quarter of 2002, new policies sold declined 20% to 5,056, from 6,319 new policies sold in the same quarter a year ago. The reduction in paid policies is due to a 79% planned reduction in marketing expenses, which was initiated in 2001 as part of management's strategy to conserve capital and achieve profitability.

Expenses

         Selling and Marketing. Selling and marketing expenses decreased 79% to $588,000 in the first quarter 2002, compared to $2.9 million in the first quarter of 2001, and decreased as a percentage of revenue from 118% in the first quarter of 2001 to 23% in the first quarter of 2002. The reduction of selling and marketing expenses reflects management's ongoing strategy to achieve profitability and conserve capital, in part, through further marketing efficiencies and expense reductions. Per-policy acquisition costs (total marketing costs divided by total new policies sold) were substantially reduced as a result of reduced media rates, more efficient deployment of marketing dollars, the overall branding effect of past ad expenditures, and ownership of the insure.com platform. The per-policy acquisition cost in the first quarter of 2002 dropped by 74% to $116 compared to $451 for the first quarter of 2001.

         Operations. Operations expenses increased 30% to $1.9 million for the quarter ended March 31, 2002, compared to $1.5 million for the same period in 2001. The increase in operations expenses is the result of third-party administration fees related to some customer support functions outsourced during 2001, insure.com salaries and benefits, and consulting expenses relative to the first quarter of 2002, not present in the first quarter of 2001. The increase in operations expenses was offset, in part, by lower first quarter 2002 Quotesmith.com salaries and benefits, resulting from the planned August 2001 reduction in force. The operating costs per paid policy increased to $382 for the quarter ended March 31, 2002 from $236 per paid policy for the quarter ended March 31, 2001, both as a result of the increase in operations expenses and the decrease in paid policies for the first quarter of 2002.

         General and Administrative. General and administrative expenses declined approximately $59,000 or 7%, from $913,000 for the quarter ended March 31, 2001, to $853,000 for the quarter ended March 31, 2002. First quarter 2002 cost benefits realized from the planned reduction of our senior management team during 2001, were offset in part by first quarter 2002 amortization expense related to the December 2001 insure.com acquisition.

Interest Income

         Interest income was $102,000 in the first quarter of 2002 compared to $400,000 in the first quarter of 2001. The decrease in interest income reflects the use of investment principal to fund our operating losses, repurchase shares of our common stock, and fund, in part, the insure.com acquisition.

Income Taxes (Credit)

         We had no income tax credit for 2002 and 2001 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $16.9 million at March 31, 2002 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

         Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed equity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, purchases of furniture, equipment, and software, and the acquisition of treasury stock.

         Cash provided by operating activities was approximately $71,000 for the first quarter of 2002, compared with cash used by operating activities of $2.3 million for the same period in 2001. Cash was provided by operating activities in the first quarter of 2002 primarily as a result of a decreased net loss for the period reflecting the planned decrease in marketing expenditures, as well as an increase in accounts payable and accrued liabilities versus a decrease in these accounts for the same period of the prior year.

         Cash flows provided by investing activities were $47,000 in the first quarter of 2002, compared with cash flows provided by investing activities of approximately $2.8 million in the first quarter of 2001. The decrease in cash provided by investing activities in 2002 is primarily due to the reinvestment of substantially all of the proceeds of investments maturing during the first quarter of 2002 versus the use of some of the proceeds from investments maturing during the first quarter of 2001 to fund operating losses for that quarter.

         Cash used by financing activities was approximately $1.1 million in the first quarter of 2002, compared with $739,000 used by financing activities for the same period in 2001. The cash used by financing activities in the first quarter of both 2002 and 2001 represents funds used to purchase our common stock under the Company's share repurchase programs.


FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO AND HOMEOWNERS INSURANCE RATING ENGINES, OUR REVENUES AND BUSINESS COULD BE HARMED

         We have previously stated our intentions to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine and order fulfillment technology that has been under development by us since early 2000. This project experienced technical complexities resulting in a delayed launch. While we did successfully launch this new technology for residents of California in January 2002, and believe that additional rollouts into certain high population states will occur in 2002, we may again experience additional difficulties that could further delay or prevent our entry into the auto insurance brokerage business that could result in additional expenditures and loss of revenue.

         We have also previously stated our intentions to enter the homeowners insurance brokerage business via the launch of a comparative multi-company homeowners rating engine and order fulfillment technology that has been under development by us since mid-2001. This project has experienced technical complexities resulting in a delayed launch. While we currently expect to launch this new technology for residents of California in 2002, along with additional rollouts into other high population states, we may experience technical difficulties that could further delay or prevent our successful entry into the homeowners insurance brokerage business that could result in additional expenditures and the loss of revenue.

         Even if we are successful in launching our new auto and homeowners insurance services in 2002 from a technical standpoint, there can be no assurance that such new services will ever become commercially successful for us or that such new services will produce any new revenues.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, and through the quarter ended March 31, 2002. In 2002, we are further reducing marketing expenses in order to reduce our net losses and conserve our capital. Because of our overhead structure, including the ongoing costs of employing highly-skilled, technical personnel, we need to generate significantly higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the quarter ended March 31, 2002, approximately 77% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and continue to decline in 2002. This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

         Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to insure.com, who then migrate to our insurance price comparison engines in order to engage in an insurance transaction. Business risks associated with owning this site include:

    -    failure to maintain or grow the core insure.com visitor base;

    - poor conversion of the insure.com visitor status to insurance buyer status;

    - failure to manage the technical systems and computer platforms that are necessary for the smooth and uninterrupted operation of the inusre.com Web site;

    -    loss of key personnel at insure.com; and

    - loss of key traffic sources that send traffic to or promote the insure.com services.

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

IF THE PURCHASE OF INSURANCE OVER THE INTERNET OR OUR SERVICE OFFERINGS DO NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, OUR BUSINESS WILL BE HARMED

         Our future success will depend in large part on widespread consumer acceptance of purchasing insurance via the Internet. The development of an online market for insurance has only recently begun, is rapidly evolving, and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market. Our future growth, if any, will depend on the following critical factors:

    - the growth of the Internet as a commercial medium generally, and as a market for consumer financial products and services specifically;

    - the continued participation and interest of major, brand-name insurers, and, in particular, their willingness to have their insurance products distributed on an e-commerce platform without the involvement of a face-to-face agent or broker;

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

         Our quarterly revenues and operating results have fluctuated widely in the past and we expect them to continue to fluctuate widely in the future. Causes of these fluctuations could or have included, among other factors:

    - dramatic swings in monthly unique visitors to insure.com from one month to the next without any forewarning;

    - the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria - this process can be lengthy, unpredictable, and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, which, due to volume, have longer and more unpredictable underwriting time frames;

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

WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

         There are a number of Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com brand are essential to our future success. Accordingly, we intend to continue to pursue an aggressive, brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations, and financial condition would be harmed.

WE MUST SUCCESSFULLY EXPAND INTO ADDITIONAL INSURANCE PRODUCTS IN ORDER TO REMAIN COMPETITIVE

         We have recently expanded our product offerings to include additional types of insurance and will continue to do so in the future. Expanding our product offering has required significant expenditures, and further expansion, if any, will also require additional expenditures. In addition, a portion of our selling and marketing expenditures will be used to promote these new product offerings. However, to date we have generated only small amounts of revenues from our new product types. If our new product offerings do not generate sufficient revenues to cover the related expenditures, our business, results of operations, and financial condition would be harmed.

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

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS COULD BE HARMED

         We have expanded our operations significantly since May 1996 and anticipate that further expansion may be required to realize our growth strategy. Our operations growth has placed significant demands on our management and other resources, which is likely to continue. To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers, and employees and improve existing systems and/or implement new systems for:

    -    transaction processing;

    -    operational and financial management; and

    -    training, integrating, and managing our growing employee base.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial, and operating systems and controls.

IF WE LOSE ANY OF OUR KEY EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

         We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President and Chief Operating Officer, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms, and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other key executive officers could harm our Company.

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, for the year ended December 31, 2000, we paid $11,500, and for the year ended December 31, 2001, we paid $7,500 in cash rebates. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operating results.


                     RISKS RELATED TO THE INSURANCE INDUSTRY

OUR BONUS COMMISSION REVENUES ARE HIGHLY UNPREDICTABLE WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

         Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions will be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount of bonus commission we receive in any particular quarter or year, and these amounts may fluctuate significantly.

THE INSURANCE SALES INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY OUR MARKET SHARE AND BUSINESS WILL BE HARMED

         The markets for the products and services offered on our site are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements, and changing consumer demands. We compete with both traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as InsWeb Corporation and SelectQuote.

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

         We must comply with the complex rules and regulations of each jurisdiction's insurance department, which impose strict and burdensome guidelines on us regarding our operations. Compliance with these rules and regulations imposes significant costs on our business. Each jurisdiction's insurance department typically has the power, among other things, to:

    - authorize how, by which personnel, and under what circumstances an insurance premium can be quoted and published;

    - approve which entities can be paid commissions from insurance companies;

    -    license insurance agents and brokers;

    - monitor the activity of our non-licensed customer service representatives; and

    -    approve policy forms and regulate some premium rates.

         Due to the complexity, periodic modification, and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws. Failure to comply with these numerous laws could result in fines, additional licensing requirements, or the revocation of our license in the particular jurisdiction. These penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OTHER ELECTRONIC COMMERCE IS UNSETTLED, AND FUTURE REGULATIONS COULD FORCE US TO CHANGE THE WAY WE DO BUSINESS OR MAKE OPERATING OUR BUSINESS MORE COSTLY

         As a company involved in the sale of insurance over the Internet, we are subject to additional regulatory risk as insurance regulations have not been fully modified to cover Internet transactions. Currently, many state insurance regulators are exploring the need for specific regulation of insurance sales over the Internet. Any new regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the laws governing general commerce on the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business.

IF WE BECOME SUBJECT TO LEGAL LIABILITY FOR THE INFORMATION WE DISTRIBUTE ON OUR WEB SITES OR COMMUNICATE TO OUR CUSTOMERS, OUR BUSINESS COULD BE HARMED

         Our customers rely upon information we provide regarding insurance quotes, coverage, exclusions, limitations, and ratings. To the extent that the information we provide is not accurate, we could be liable for damages from both consumers and insurance companies. These types of claims have been brought, sometimes successfully, against agents, online services, and print publications in the past. These types of claims could be time-consuming and expensive to defend, divert management's attention, and could cause consumers to lose confidence in our service. As a result, these types of claims, whether or not successful, could harm our business, financial condition, and results of operations.

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


              RISKS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

ANY FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY COULD REDUCE OR LIMIT VISITORS TO OUR WEB SITES AND HARM OUR ABILITY TO GENERATE REVENUE

         We use both internally developed and third-party systems to operate our service. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems, and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any of these increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism, and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service would impair our revenue-generating capabilities, and could damage our reputation and our brand name.


OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO PROTECT OUR PROPRIETARY
TECHNOLOGY

         We believe that our success depends, in part, on protecting our intellectual property. Other than our trademarks, most of our intellectual property consists of proprietary or confidential information that is not subject to patent or similar protection. Competitors may independently develop similar or superior products, software, or business models.

         We cannot guarantee that we will be able to protect our intellectual property. Unauthorized third parties may try to copy our products or business model or use our confidential information to develop competing products. Legal standards relating to the validity, enforceability and scope, of protection of proprietary rights in Internet-related businesses are uncertain and still evolving. As a result, we cannot predict the future viability or value of our proprietary rights and those of other companies within the industry.

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

DEMAND FOR OUR SERVICES MAY BE REDUCED IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR CUSTOMERS' INFORMATION

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

OUR BUSINESS ASSUMES THE CONTINUED DEPENDABILITY OF THE INTERNET INFRASTRUCTURE

         Our success will depend upon the development and maintenance of the Internet's infrastructure to cope with its significant growth and increased traffic. This will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face outages and delays in the future. Outages and delays are likely to cause a loss of business by affecting the level of Internet usage and the processing of insurance quotes and applications requests made through our Web site. We are unlikely to make up for this loss of business.


                   RISKS RELATED OWNERSHIP OF OUR COMMON STOCK

OUR STOCK COULD BECOME DELISTED IF WE FAIL TO MEET THE MINIMUM FINANCIAL REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET

         In March 2001, the staff of the Nasdaq Stock Market (Nasdaq), notified our Company that it was not in compliance with one of its maintenance standards, requiring at least $5.0 million in value of public float over the previous 30 consecutive trading days, defined as total shares outstanding less any shares held by officers, directors, or beneficial owners of 10 percent or more. In March 2001, Nasdaq gave the Company 90 calendar days to comply with this standard. Although in compliance with all other Nasdaq National Market maintenance requirements, our public float was unable to sustain a value in excess of $5.0 million for 30 consecutive trading days, making its shares ineligible for continued Nasdaq National Market listing. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT.

         The requirements for listing on the Nasdaq SmallCap Market are listed below:

         Nasdaq SmallCap Market Listing Considerations:

         (1) either (a) net tangible assets of $2,000,000, (b) net income in two of the last three years of $500,000, or (c) a market capitalization of $35,000,000;

         (2) a public float of 5,000,000 shares;

         (3) a market value of public float of $1,000,000;

         (4) a minimum bid price of $1 per share;

         (5) two market makers;

         (6) 300 round lot shareholders; and

         (7) compliance with Nasdaq corporate governance rules.

         We believe that the current per price share level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers' commissions and to time-consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

         In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of the common stock can result in individual stockholders paying transaction costs (commissions, markups, or markdowns), that represent a higher percentage of their total share value than would be the case if the share price were substantially higher. This factor also may limit the willingness of institutions to purchase the common stock at its current low share price.

         In addition, as the common stock is not listed on the Nasdaq National Market, were the trading price of the common stock to fall below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and ability of investors to trade the common stock.

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

OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

         The market price of our common stock is highly volatile and is subject to wide fluctuations. The Nasdaq stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly

Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate fluctuations, could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies, frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

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

         As of May 3, 2002, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.6% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

    -    elect our directors;

    -    amend several provisions of our certificate of incorporation;

    -    approve a merger, sale of assets, or other major corporate transaction;

    - defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

    - otherwise control the outcome of all matters submitted for a stockholder vote.

         This control could discourage others from initiating a potential merger, takeover, or another change of control transaction that could be beneficial to our public stockholders. As a result, the market price of our common stock could be harmed.

OUR CHARTER DOCUMENTS AND DELAWARE LAW CONTAIN PROVISIONS THAT MAY DISCOURAGE TAKEOVER ATTEMPTS THAT COULD PRECLUDE OUR STOCKHOLDERS FROM RECEIVING A CHANGE OF CONTROL PREMIUM

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

         The foregoing could have the effect of delaying, deferring, or preventing a change in control of our Company, discourage bids for our common stock at a premium over the market price, or harm the market price of, and the voting and other rights of the holders of, our common stock. We also are subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and short-term investments in a variety of securities including both government and corporate obligations and money market funds.

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized gains (losses) on those investments totaled $(11,012) at March 31, 2002, and $20,096 at December 31, 2001.

         We did not hold any derivative financial instruments as of March 31, 2002, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. As of March 31, 2002, our balance sheet reflected approximately $13.9 in investments and $3.0 in cash and cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,474,674 shares of our common stock at a cost of approximately $3.4 million, and for general operating activities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibits

              None

         (b). Reports on Form 8-K

              No reports were filed on Form 8-K for the quarter ended March 31, 2002.



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2002.



                                                QUOTESMITH.COM, INC.


                                                By:  /s/ ROBERT S. BLAND
                                                   -----------------------------
                                                   Robert S. Bland
                                                   Chairman, President and
                                                   Chief Executive Officer