Form 10-Q
period 2002-06-30
QUOTESMITH COM INC
filed 2002-08-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The number of outstanding shares of the registrant's common stock was 4,934,229 net of treasury shares, on July 31, 2002.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                               JUNE 30,           DECEMBER 31,
                                                                 2002                 2001
                                                              (UNAUDITED)
                                                              -----------         ------------
                                         ASSETS

Cash and cash equivalents .............................   $      2,873,665     $       4,033,192
Fixed maturity investments -
   available for sale at fair value....................         13,504,066            13,909,110
Commissions receivable, less allowances (2002 --
   $274,000; 2001 -- $162,000).........................          1,567,578             1,351,502
Other assets...........................................            230,323               220,326
                                                          ----------------     -----------------
Total current assets...................................         18,175,632            19,514,130
Furniture, equipment, and computer software at cost,
   less accumulated depreciation
   (2002 -- $2,139,000; 2001 -- $1,633,000)............          1,635,731             2,090,568
Intangible assets at cost, less accumulated amortization
   (2002 -- $279,000; 2001 -- $37,500).................          1,154,096             1,395,159
                                                          ----------------      ----------------

Total assets...........................................   $     20,965,459     $      22,999,857
                                                          ================     =================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities.........................................   $      1,037,390     $       1,000,235
                                                          -----------------    -----------------
Total current liabilities..............................          1,037,390             1,000,235

Long-term capital lease obligations ...................             60,438                84,340
                                                          ----------------     -----------------

Total liabilities......................................          1,097,828             1,084,575

Commitments and contingencies..........................                 --                    --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2002 and 2001 -- 7,253,570......             21,761                21,761
      Additional paid-in capital.......................         63,930,061            63,930,061
      Retained-earnings deficit........................        (40,383,356)          (39,461,293)
      Treasury stock at cost 2002 -- 2,319,341;
        2001 -- 1,913,291..............................         (3,693,085)           (2,595,343)
      Accumulated other comprehensive income (loss)....             (7,750)               20,096
                                                          ----------------     -----------------
Total stockholders' equity.............................         19,867,631            21,915,282
                                                          ----------------     -----------------
Total liabilities and stockholders'
   equity..............................................   $     20,965,459     $      22,999,857
                                                          ================     =================

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS



                                                     QUARTER ENDED                      SIX MONTHS ENDED
                                                        JUNE 30,                            JUNE 30,
                                                 ----------------------              ----------------------
                                                 2002              2001              2002              2001
                                                 ----              ----              ----              ----
                                                       (UNAUDITED)                        (UNAUDITED)
Revenues:
   Commissions and fees ................     $  3,150,312      $  2,131,247      $  5,647,853      $  4,522,445
   Other ...............................           43,568            13,328           118,081            29,312
                                             ------------      ------------      ------------      ------------
Total revenues .........................        3,193,880         2,144,575         5,765,934         4,551,757
Expenses:
   Selling and marketing ...............          666,742         2,564,692         1,254,453         5,416,109
   Operations ..........................        2,014,118         1,396,149         3,947,679         2,885,453
   General and administrative ..........          810,627         1,088,775         1,663,693         2,001,338
                                             ------------      ------------      ------------      ------------
Total expenses .........................        3,491,487         5,049,616         6,865,825        10,302,900
                                             ------------      ------------      ------------      ------------
Operating  loss ........................         (297,607)       (2,905,041)       (1,099,891)       (5,751,143)
Interest income ........................           75,766           300,214           177,828           700,269
                                             ------------      ------------      ------------      ------------

Net loss ...............................     $   (221,841)     $ (2,604,827)     $   (922,063)     $ (5,050,874)
                                             ============      ============      ============      ============
Net loss per common
   share, basic and diluted ............     $      (0.04)     $      (0.48)     $      (0.18)            (0.89)
                                             ============      ============      ============      ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted ......        4,934,229         5,458,521         5,020,922         5,688,504


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                          COMMON STOCK
                                          ------------                                                  ACCUMULATED
                                      NUMBER OF              ADDITIONAL      RETAINED-                     OTHER         TOTAL
                                       SHARES        PAR       PAID-IN       EARNINGS       TREASURY    COMPREHENSIVE STOCKHOLDERS'
                                       ISSUED       VALUE      CAPITAL       DEFICIT          STOCK     INCOME (LOSS)    EQUITY
                                     ----------    -------   -----------   ------------    -----------  ------------- ------------
2001:
   Balance at January 1 ..........    7,253,570    $21,761   $63,836,873   $(32,828,218)   $(1,360,313)   $ (2,798)   $ 29,667,305
   Net loss ......................           --         --            --     (6,633,075)            --          --      (6,633,075)
   Other comprehensive income-
     unrealized gain on
       investments ...............           --         --            --             --             --      22,894          22,894
                                                                                                                      ------------
   Total comprehensive loss ......                                                                                      (6,610,181)
   Stock options issued in
     connection with
       acquisition ...............           --         --        82,250             --             --          --          82,250
   Purchase of treasury stock ....           --         --            --             --     (1,235,030)         --      (1,235,030)
   Employee stock compensation ...           --         --        10,938             --             --          --          10,938
                                     ----------    -------   -----------   ------------    -----------    --------    ------------
   Balance at December 31  .......    7,253,570     21,761    63,930,061    (39,461,293)    (2,595,343)     20,096      21,915,282
Six months ended
   June 30, 2002 (unaudited)
   Net loss ......................           --         --            --       (922,063)            --          --        (922,063)
   Other comprehensive loss-
     unrealized loss on
       investments ...............           --         --            --             --             --     (27,846)        (27,846)
                                                                                                                      ------------
   Total comprehensive loss ......                                                                                        (949,909)
   Purchase of treasury stock ....           --         --            --             --     (1,097,742)         --      (1,097,742)
                                     ----------    -------   -----------   ------------    -----------    --------    ------------
   Balance at June 30, 2002
     (unaudited) .................    7,253,570    $21,761   $63,930,061   $(40,383,356)   $(3,693,085)   $ (7,750)   $ 19,867,631
                                     ==========    =======   ===========   ============    ===========    ========    ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                 ----------------------
                                                                 2002              2001
                                                                 ----              ----
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...........................................     $   (922,063)     $ (5,050,874)
     Adjustments to reconcile to net cash
       used by operating activities:
         Depreciation expense .........................          505,857           274,084
         Amortization .................................          100,712            63,795
         Accounts payable and
           accrued liabilities ........................           34,387        (1,015,976)
         Commissions receivable .......................         (216,076)          483,586
         Stock compensation ...........................               --            10,938
         Other assets .................................           (9,999)          126,271
                                                            ------------      ------------
     Net cash used by operating
       activities .....................................         (507,182)       (5,108,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ...........................      (11,882,449)       (7,839,464)
   Proceeds from investment maturities ................       12,400,000        15,500,000
    Proceeds from sales of investments ................                -         2,500,000
   Purchases of furniture,
     equipment, and computer software .................          (51,019)         (215,151)
                                                            ------------      ------------
   Net cash provided by investing
     activities .......................................          466,532         9,945,385

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock ........................       (1,097,742)       (1,219,780)
   Payment of capital lease obligation ................          (21,135)          (18,686)
                                                            ------------      ------------
   Net cash used by financing
     activities .......................................       (1,118,877)       (1,238,466)
                                                            ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..       (1,159,527)        3,598,743
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ................................        4,033,192         4,269,141
                                                            ------------      ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ......................................     $  2,873,665      $  7,867,884
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

         The accompanying 2001 financial statements reflect the operations of Insurance News Network, LLC, from the date of acquisition. The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2001.

                                       Quarter Ended   Six Months Ended
                                       June 30, 2001    June 30, 2001
                                       -------------    -------------

Total revenues                          $ 2,556,000      $ 5,358,000
Net loss                                 (2,769,000)      (5,412,000)

Net loss per common share,
     basic and diluted                  $     (0.51)     $     (0.95)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4.  COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:


                                                        QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ----------------------      -------------------------

                                                         2002           2001           2002          2001
                                                         ----           ----           ----          ----
         Net loss.................................   $ (221,841)  $ (2,604,827)     $ (922,063)  $(5,050,874)
         Unrealized gain (loss) on investments....        3,262         13,173         (27,846)       27,077
                                                     ----------   ------------       ----------  -----------
             Comprehensive loss...................   $ (218,579)  $ (2,591,654)     $ (949,909)  $(5,023,797)
                                                     ==========   =============     ==========   ===========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Intangible assets acquired in 2001 in connection with the acquisition of certain assets of Insurance News Network, LLC, are being amortized on a straight-line basis over three years.

         No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

Revenues

         Revenues increased 49% to $3.2 million in the second quarter of 2002, compared to $2.1 in the second quarter of 2001. For the six months ended June 30, revenues increased 27% in 2002 to $5.8 million from $4.5 million in 2001. The increases in revenues were due to the addition of insure.com advertising revenue to the results of 2002, an increase in commission and fee revenues per policy sold and, for the quarter ended June 30, 2002, an increase in the number of policies sold. In the second quarter of 2002, commission and fees revenues per policy increased 25 % to $504 from $404 in 2001, and new policies sold increased 19% to 6,343 from 5,314 policies sold in the same quarter a year ago. For the six months ended June 30, 2002, commission and fee revenues per policy increased 27% to $495 from $389 in 2001, while new policies sold decreased 2% from 11,633 in 2001 to 11,399 in 2002.

Expenses

         Selling and Marketing. Selling and marketing expenses decreased 74% to $667,000 in the second quarter 2002, compared to $2.6 million in the second quarter of 2001, and decreased as a percentage of revenue from 120% in the second quarter of 2001 to 21% in the second quarter of 2002. For the six months ended June 20, 2002, selling and marketing expenses decreased 77% to $1.3 million from $5.4 million a year earlier, and decreased from 119% of revenue to 22% of revenue. The reduction of selling and marketing expenses reflects management's ongoing strategy to achieve profitability and conserve capital, in part, through further marketing efficiencies and expense reductions. Per-policy acquisition costs (total marketing costs divided by total new policies sold) were substantially reduced as a result of reduced media rates, more efficient deployment of marketing dollars, the overall branding effect of past ad expenditures, and ownership of the insure.com platform. The per-policy acquisition cost in the second quarter of 2002 dropped by 78% to $105 compared to $483 for the second quarter of 2001. Per policy acquisition costs dropped by 76% for the six months ended June 30, 2002 to $110, compared to $466 in the same period in 2001.

         Operations. Operations expenses increased 44% to $2.0 million for the quarter ended June 30, 2002, compared to $1.4 million for the same period in 2001. For the six months ended June 30, 2002, operations expenses increased 37% to $3.9 million from $2.9 million in 2001. The increase in operations expenses is the result of third-party administration fees related to some customer support functions outsourced during 2002, insure.com salaries and benefits not present in 2001, and higher depreciation charges. The operating costs per paid policy increased 21% to $318 for the quarter ended June 30, 2002 from $263 per paid policy for the quarter ended June 30, 2001. For the six months ended June 30, 2002, operating costs per paid policy were $346, a 40% increase over the same period in 2001 when the operating costs per paid policy were $248.

         General and Administrative. General and administrative expenses declined 26%, from $1.09 million for the quarter ended June 30, 2001, to $811,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2002, general and administrative expenses were $1.7 million, a decrease of 17% from the expense of $2 million in the same period in 2001. Cost benefits realized in 2002 resulting from the planned reduction of our senior management team during 2001, were offset in part by higher 2002 amortization expense related to the December 2001 insure.com acquisition.

Interest Income

           Interest income was $76,000 in the second quarter of 2002 compared to $300,000 in the second quarter of 2001. For the six months ended June 30, 2002, interest income totaled $178,000, down from $700,000 in the prior year period. The decrease in interest income reflects the use of investment principal to fund our operating losses, repurchase shares of our common stock, and fund, in part, the insure.com acquisition.

Income Taxes (Credit)

          We had no income tax credit for 2002 and 2001 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $16.4 million at June 30, 2002 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

          Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed equity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, purchases of furniture, equipment and software, and the acquisition of treasury stock.

          Cash used by operating activities was approximately $507,000 for the first six months of 2002, compared with cash used by operating activities of $5.1 million for the same period in 2001. The improvement in the first six months of 2002 primarily resulted of a decreased net loss for the period reflecting the planned decrease in marketing expenditures, offset by an increase in commissions receivable versus a decrease in these accounts for the same period of the prior year.

          Cash flows provided by investing activities were $467,000 in the first six months of 2002, compared with cash flows provided by investing activities of approximately $9.9 million in the first six months of 2001. The decrease in cash provided by investing activities in 2002 is primarily due to the reinvestment of substantially all of the proceeds of investments maturing during the first six months of 2002 versus the use of some of the proceeds from investments maturing during the first six months of 2001 to fund operating losses for that period.

          Cash used by financing activities was approximately $1.1 million in the first six months of 2002, compared with $1.2 million used by financing activities for the same period in 2001. The cash used by financing activities in both 2002 and 2001 represents funds used to purchase our common stock under the Company's share repurchase programs.


FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW AUTO AND HOMEOWNERS INSURANCE RATING ENGINES, OUR REVENUES AND BUSINESS COULD BE HARMED

         We have previously stated our intentions to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine and order fulfillment technology that has been under development by us since early 2000. This project experienced technical complexities resulting in a delayed launch. While we did successfully launch this new technology for residents of California in January 2002, and believe that additional rollouts into certain high population states will occur in 2002, we may again experience additional difficulties that could further delay or prevent our entry into the auto insurance brokerage business in other states, and that could result in additional expenditures and loss of revenue.

         We have also previously stated our intentions to enter the homeowners insurance brokerage business via the launch of a comparative multi-company homeowners rating engine and order fulfillment technology that has been under development by us since mid-2001. This project experienced technical complexities resulting in a delayed launch. While we did launch this new technology for residents of California in May 2002, and believe that additional rollouts into other high population states will occur during 2002, we may again experience additional difficulties that could further delay or prevent our successful entry into the homeowners insurance brokerage business in other states, and that could result in additional expenditures and the loss of revenue.

         Even though we have now technically launched our new auto and homeowners insurance services in 2002, there can be no assurance that such new services will ever become commercially successful for us or that such new services will produce any significant new revenues.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, and through the quarter ended June 30, 2002. In 2002, we are further reducing marketing expenses in order to reduce our net losses and conserve our capital. Because of our overhead structure, including the ongoing costs of employing highly-skilled, technical personnel, we need to generate significantly higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the quarter ended June 30, 2002, approximately 81% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and continue to decline in 2002. This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

         Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to insure.com, who then migrate to our insurance price comparison engines to engage in an insurance transaction. Business risks associated with owning this site include:

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

         As of July 31, 2002, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.6% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized gains (losses) on those investments totaled $(7,750) at June 30, 2002, and $20,096 at December 31, 2001.

         We did not hold any derivative financial instruments as of June 30, 2002, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

         Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. As of June 30, 2002, our balance sheet reflected approximately $13.5 million in investments and $2.9 million in cash and cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,474,674 shares of our common stock at a cost of approximately $3.4 million, and for general operating activities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on May 16, 2002.

         (b) At the Annual Meeting, the stockholders reelected to the Company's Board of Directors Mr. Robert S. Bland, Mr. William V. Thoms and Mr. Timothy F. Shannon, all Class III Directors. Messrs. Bland, Thoms and Shannon will serve three year terms ending upon the election of Class III Directors at the 2005 annual meeting of stockholders. The aggregate number of votes cast for or withheld for the election of Mr. Bland was as follows: 4,653,795 for and 10,083 abstained. The aggregate number of votes cast for or withheld for the election of Mr. Thoms was as follows: 4,653,762 for and 10,116 abstained. The aggregate number of votes cast for or withheld for the election of Mr. Shannon was as follows:
              4,654,733 for and 9,145 abstained.

         (c) The Board of Directors of the Company is composed of two Class I Directors, Messrs. Gretsch and Rueben, whose terms expire in 2003, one Class II Director, Mr. Denton, whose term expires in 2004, and three Class III Directors, named above. Each Director will continue in office until his successor has been elected, or until his death, resignation or retirement.

         (d) At the Annual Meeting, the stockholders also ratified the appointment of Ernst & Young, LLP, as auditors of the Company for the 2002 fiscal year. The aggregate number of votes cast for, against and withheld for the ratification of Ernst & Young, LLP, was 4,660,021 for, 892 against and 2,965 abstained.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).Exhibits

              Exhibit Number               Description
              --------------               ------------

              99.1                         Statement of Chief Executive Officer
              99.2                         Statement of Chief Financial Officer

         (b). Reports on Form 8-K

                 No reports were filed on Form 8-K for the quarter ended June 30, 2002.


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              QUOTESMITH.COM, INC.

Date:  August 1, 2002
                                              By:  /s/ PHILLIP A. PERILLO
                                                   ---------------------------
                                              Phillip A. Perillo
                                              Senior Vice President and
                                              Chief Financial Officer