Form 10-Q
period 2002-09-30
QUOTESMITH COM INC
filed 2002-11-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from           to          .
                                                        -----------  ----------



                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         36-3299423
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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

The number of outstanding shares of the regisrant's common stock was 4,894,229 net of treasury shares, on November 11, 2002.

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



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2002             2001
                                                                  (UNAUDITED)
                                                                 ------------     ------------
                                         ASSETS

Cash and cash equivalents ....................................   $  1,774,349    $  4,033,192
Fixed maturity investments -
   available for sale at fair value ..........................     14,564,380      13,909,110
Commissions receivable, less allowances (2002--
   $254,000; 2001-- $162,000) ................................      1,477,818       1,351,502
Other assets .................................................        323,786         220,326
                                                                 ------------    ------------
Total current assets .........................................     18,140,333      19,514,130
Furniture, equipment, and computer software at cost,
   less accumulated depreciation
   (2002-- $2,102,000; 2001-- $1,633,000) ....................      1,020,201       2,090,568
Intangible assets at cost, less accumulated amortization
   (2002-- $398,000; 2001-- $37,500) .........................      1,034,707       1,395,159
                                                                 ------------    ------------

Total assets .................................................   $ 20,195,241    $ 22,999,857
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ...............................................   $  1,303,634    $  1,000,235
                                                                 ------------    ------------
Total current liabilities ....................................      1,303,634       1,000,235

Long-term capital lease obligations ..........................         47,923          84,340
                                                                 ------------    ------------

Total liabilities ............................................      1,351,557       1,084,575

Commitments and contingencies ................................           --              --

Stockholders' equity:
      Common stock - par value, $.003 per share;
        shares authorized: 60,000,000
        shares issued: 2002 and 2001-- 7,253,570 .............         21,761          21,761
      Additional paid-in capital .............................     63,930,061      63,930,061
      Retained-earnings deficit ..............................    (41,315,349)    (39,461,293)
      Treasury stock at cost 2002-- 2,359,341;
        2001-- 1,913,291 .....................................     (3,793,985)     (2,595,343)
      Accumulated other comprehensive income .................          1,196          20,096
                                                                 ------------    ------------
Total stockholders' equity ...................................     18,843,684      21,915,282
                                                                 ------------    ------------
Total liabilities and stockholders'
   equity ....................................................   $ 20,195,241    $ 22,999,857
                                                                 ============    ============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS



                                             QUARTER ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                              -------------                   -------------
                                          2002             2001            2002            2001
                                          ----             ----            ----            ----
                                               (UNAUDITED)                     (UNAUDITED)
Revenues:
   Commissions and fees ..........   $  2,644,410    $  1,724,895    $  8,292,263    $  6,247,340
   Other .........................         22,636           5,179         140,717          34,491
                                     ------------    ------------    ------------    ------------
Total revenues ...................      2,667,046       1,730,074       8,432,980       6,281,831
Expenses:
   Selling and marketing .........        622,638         827,713       1,877,091       6,243,822
   Operations ....................      2,279,225       1,395,063       6,226,904       4,280,481
   General and administrative ....        780,811         797,084       2,444,504       2,798,422
                                     ------------    ------------    ------------    ------------
Total expenses ...................      3,682,674       3,019,860      10,548,499      13,322,725
                                     ------------    ------------    ------------    ------------
Operating  loss ..................     (1,015,628)     (1,289,786)     (2,115,519)     (7,040,894)
Interest income ..................         83,634         228,144         261,463         928,413
                                     ------------    ------------    ------------    ------------

Net loss .........................   $   (931,994)   $ (1,061,642)   $ (1,854,056)   $ (6,112,481)
                                     ============    ============    ============    ============

Net loss per common
   share, basic and diluted ......   $      (0.19)   $      (0.20)   $      (0.37)   $      (1.12)
                                     ============    ============    ============    ============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted       4,917,562       5,345,252       4,986,212       5,474,995





                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                       COMMON STOCK
                                    -------------------                                               ACCUMULATED
                                    NUMBER OF               ADDITIONAL     RETAINED-                     OTHER            TOTAL
                                     SHARES        PAR       PAID-IN       EARNINGS       TREASURY   COMPREHENSIVE     STOCKHOLDERS'
                                     ISSUED       VALUE      CAPITAL        DEFICIT        STOCK      INCOME (LOSS)       EQUITY
                                     ------       -----      -------        -------        -----      ------------        ------
2001:
   Balance at January 1 .........   7,253,570    $21,761   $63,836,873   $(32,828,218)   $(1,360,313)   $ (2,798)       $29,667,305
   Net loss .....................        --         --            --       (6,633,075)          --          --           (6,633,075)
   Other comprehensive income-
     unrealized gain on
       investments ..............        --         --            --             --             --        22,894             22,894

   Total comprehensive loss .....                                                                                        (6,610,181)
   Stock options issued in
     connection with
       acquisition ..............        --         --          82,250           --             --          --               82,250
   Purchase of treasury stock ...        --         --            --             --       (1,235,030)       --           (1,235,030)
   Employee stock compensation ..        --         --          10,938           --             --          --               10,938
                                   ----------    -------   -----------   ------------    -----------    --------        -----------
   Balance at December 31  ......   7,253,570     21,761    63,930,061    (39,461,293)    (2,595,343)     20,096         21,915,282
Nine months ended
   September 30, 2002 (unaudited)
   Net loss .....................        --         --            --       (1,854,056)          --          --           (1,854,056)
   Other comprehensive loss-
     unrealized loss on
       investments ..............        --         --            --             --             --       (18,900)           (18,900)
                                                                                                                        -----------
   Total comprehensive loss .....        --         --            --             --             --          --           (1,872,956)
   Purchase of treasury stock ...        --         --            --             --       (1,198,642)       --           (1,198,642)
                                   ----------    -------   -----------   ------------    -----------    --------        -----------
   Balance at September 30, 2002
     (unaudited) ................   7,253,570    $21,761   $63,930,061   $(41,315,349)   $(3,793,985)   $  1,196        $18,843,684
                                   ==========    =======   ===========   ============    ===========    ========        ===========


                            See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             ---------------------
                                                             2002             2001
                                                             ----             ----
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ........................................   $ (1,854,056)   $ (6,112,481)
     Adjustments to reconcile to net cash
       used by operating activities:
         Depreciation expense ......................        753,868         453,998
         Amortization ..............................        196,945         (81,532)
         Accounts payable and
           accrued liabilities .....................        299,181      (1,858,743)
         Commissions receivable ....................       (126,316)        638,799
         Stock compensation ........................           --            10,938
         Loss on disposal of equipment and
           computer software .......................        371,516            --
         Other assets ..............................       (103,460)        200,509
                                                       ------------    ------------
     Net cash used by operating
       activities ..................................       (462,322)     (6,748,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ........................    (16,810,664)    (14,254,568)
   Proceeds from investment maturities .............     16,300,000      22,000,000
   Proceeds from sales of investments ..............           --         2,500,000
   Purchases of furniture,
     equipment, and computer software ..............        (55,016)       (315,221)
                                                       ------------    ------------
   Net cash provided by investing
     activities ....................................       (565,680)      9,930,211

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock .....................     (1,198,642)     (1,235,030)
   Payment of capital lease obligation .............        (32,199)        (32,199)
                                                       ------------    ------------
   Net cash used by financing
     activities ....................................     (1,230,841)     (1,267,229)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,258,843)      1,914,470
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .............................      4,033,192       4,269,141
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT
   AT END OF PERIOD ................................   $  1,774,349    $  6,183,611
                                                       ============    ============




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

                                        Quarter Ended       Nine Months Ended
                                      September 30, 2001   September 30, 2001
                                      ------------------   ------------------

Total revenues                          $ 2,036,000          $ 7,394,000
Net loss                                 (1,284,000)          (6,695,000)

Net loss per common share,
     basic and diluted                  $     (0.24)         $     (1.22)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

    The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANACIAL STATEMETS
                                   (UNAUDITED)


3.  COMMITMENTS AND CONTINGENCIES

    The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4.  COMPREHENSIVE LOSS

    For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:


                                                           QUARTER ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30                    SEPTEMBER 30
                                                           ------------                    ------------

                                                         2002           2001             2002           2001
                                                         ----           ----             ----           ----
         Net loss.................................   $ (931,994)  $ (1,061,642)     $ (1,854,056)  $(6,112,481)
         Unrealized gain (loss) on investments....        8,946          6,063           (18,900)       33,140
                                                     ----------   ------------       ------------  -----------
             Comprehensive loss...................   $ (923,048)  $ (1,055,579)     $ (1,872,956)  $(6,079,341)
                                                     ==========   =============     ============   ===========


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


6.  COMPUTER SOFTWARE

    We have previously stated our intentions to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine and order fulfillment technology that has been under development by us since early 2000. This project experienced technical complexities resulting in a delayed launch. We did successfully launch this new technology for residents of California in January 2002. However, because of market conditions, we were unable to secure agency appointments with the number of carriers we had hoped to obtain. Also, the handling costs of this business were higher than we had anticipated. Therefore we made the decision during the third quarter of 2002 to discontinue this agency business in favor of using the same outsourced technology solution for California that we currently use in the other states. This decision resulted in a write off of $329,000 of computer software costs, which are included in operations expenses in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2002 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to enter the homeowners brokerage business; our ability to achieve or sustain profitability; demand for life insurance; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our ability to expand our product offerings; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital. See the section entitled "Factors That May Affect Our Future Operating Results" for a description of these and other risks, uncertainties, and factors.

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

    We have previously stated our intentions to enter the auto insurance brokerage business via the launch of a comparative multi-company auto rating engine and order fulfillment technology that has been under development by us since early 2000. This project experienced technical complexities resulting in a delayed launch. We did successfully launch this new technology for residents of California in January 2002. However, because of market conditions, we were unable to secure agency appointments with the number of carriers we had hoped to obtain. Also, the handling costs of this business were higher than we had anticipated. Therefore we made the decision during the third quarter of 2002 to discontinue this agency business in favor of using the same outsourced technology solution for California that we currently use in the other states. This decision resulted in a write off of $329,000 of computer software costs, which are included in operations expenses in the third quarter of 2002.

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


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

Revenues

    Revenues increased 54% to $2.7 million in the third quarter of 2002, compared to $1.7 in the third quarter of 2001. For the nine months ended September 30, revenues increased 32% in 2002 to $8.4 million from $6.3 million in 2001. The increases in revenues were due to an increase in commission and fee revenues per policy sold and an increase in the number of policies sold, as well as the addition of insure.com advertising revenue to the results of 2002. In the third quarter of 2002, commission and fees revenues per policy increased 9 % to $492 from $452 in 2001, and new policies sold increased 40% to 5,379 from 3,830 policies sold in the same quarter a year ago. For the nine months ended September 30, 2002, commission and fee revenues per policy increased 22% to $494 from $406 in 2001, while new policies sold increased 8% from 15,463 in 2001 to 16,778 in 2002.

Expenses

    Selling and Marketing. Selling and marketing expenses decreased 25% to $623,000 in the third quarter 2002, compared to $828,000 in the third quarter of 2001, and decreased as a percentage of revenue from 48% in the third quarter of 2001 to 23% in the third quarter of 2002. For the nine months ended September 20, 2002, selling and marketing expenses decreased 70% to $1.9 million from $6.2 million a year earlier, and decreased from 99% of revenue to 22% of revenue. The reduction of selling and marketing expenses reflects management's ongoing strategy to achieve profitability and conserve capital, in part, through further marketing efficiencies and expense reductions. Per-policy acquisition costs (total marketing costs divided by total new policies sold) were substantially reduced as a result of reduced media rates, more efficient deployment of marketing dollars, the overall branding effect of past ad expenditures, and ownership of the insure.com platform. The per-policy acquisition cost in the third quarter of 2002 dropped by 46% to $116 compared to $216 for the third quarter of 2001. Per policy acquisition costs dropped by 72% for the nine months ended September 30, 2002 to $112, compared to $404 in the same period in 2001.

    Operations. Operations expenses increased 64% to $2.3 million for the quarter ended September 30, 2002, compared to $1.4 million for the same period in 2001. For the nine months ended September 30, 2002, operations expenses increased 45% to $6.2 million from $4.3 million in 2001. The increase in operations expenses is the result of third-party administration fees related to some customer support functions outsourced during 2002, insure.com salaries and benefits not present in 2001, and higher depreciation charges. Also included in Operations expenses in the third quarter of 2002 was the cost of writing off $329,000 of computer software resulting from our decision to discontinue our California automobile insurance quoting engine. The operating costs per paid policy increased 16% to $424 for the quarter ended September 30, 2002 from $364 per paid policy for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, operating costs per paid policy were $371, a 34% increase over the same period in 2001 when the operating costs per paid policy were $277.

    General and Administrative. General and administrative expenses declined 2%, from $797,000 for the quarter ended September 30, 2001, to $781,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, general and administrative expenses were $2.4 million, a decrease of 13% from the expense of $2.8 million in the same period in 2001. Cost benefits realized in 2002 resulting from the planned reduction of our senior management team during 2001, were offset in part by higher 2002 amortization expense related to the December 2001 insure.com acquisition.

 Interest Income

    Interest income was $84,000 in the third quarter of 2002 compared to $228,000 in the third quarter of 2001. For the nine months ended September 30, 2002, interest income totaled $261,000, down from $928,000 in the prior year period. The decrease in interest income reflects the use of investment principal to fund our operating losses, repurchase shares of our common stock, and fund, in part, the insure.com acquisition.

Income Taxes (Credit)

    We had no income tax credit for 2002 and 2001 due to valuation allowances provided against net deferred tax assets.


LIQUIDITY AND CAPITAL RESOURCES

    We currently expect that the cash and fixed maturity investments of $16.3 million at September 30, 2002 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing sooner than anticipated. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

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

    Cash used by operating activities was approximately $462,000 for the first nine months of 2002, compared with cash used by operating activities of $6.7 million for the same period in 2001. The improvement in the first nine months of 2002 primarily resulted of a decreased net loss for the period reflecting the planned decrease in marketing expenditures, offset by an increase in commissions receivable versus a decrease in these accounts for the same period of the prior year.

    Cash flows used by investing activities were $566,000 in the first nine months of 2002, compared with cash flows provided by investing activities of approximately $9.9 million in the first nine months of 2001. The decrease in cash provided by investing activities in 2002 is primarily due to the reinvestment of substantially all of the proceeds of investments maturing during the first nine months of 2002 versus the use of some of the proceeds from investments maturing during the first nine months of 2001 to fund operating losses for that period.

    Cash used by financing activities was approximately $1.2 million in the first nine months of 2002, compared with $1.3 million used by financing activities for the same period in 2001. The cash used by financing activities in both 2002 and 2001 represents funds used to purchase our common stock under the Company's share repurchase programs.


FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUCCESSFULLY IMPLEMENT OUR NEW HOMEOWNERS INSURANCE RATING ENGINES, OUR REVENUES AND BUSINESS COULD BE HARMED

    We have previously stated our intentions to enter the homeowners insurance brokerage business via the launch of a comparative multi-company homeowners rating engine and order fulfillment technology that has been under development by us since mid-2001. This project experienced technical complexities resulting in a delayed launch. While we did launch this new technology for residents of California in May 2002, and believe that additional rollouts into other high population states will occur during 2003, we may again experience additional difficulties that could further delay or prevent our successful entry into the homeowners insurance brokerage business in other states, and that could result in additional expenditures and the loss of revenue.

    Even though we have now technically launched our new homeowners insurance service in 2002, there can be no assurance that such new service will ever become commercially successful for us or that such new service will produce any significant new revenues.

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

    Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, and through the quarter ended September 30, 2002. In 2002, we are further reducing marketing expenses in order to reduce our net losses and conserve our capital. Because of our overhead structure, we need to generate higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

    For the quarter ended September 30, 2002, approximately 81% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and continue to decline in 2002. This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

    Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to insure.com, who then migrate to our insurance price comparison engines to engage in an insurance transaction. We are now beginning to advertise the insure.com name in connection with our insurance product offerings, and are re-directing on-line visitors who enter insure.com into their Internet Browsers to our insurance quoting website. Business risks associated with owning this site include:

    -    failure to maintain or grow the core insure.com visitor base;

    - poor conversion of the insure.com visitor status to insurance buyer status;

    - on-line visitors looking for the insure.com news and information site may not return after being re-directed to the insurance quoting site;

    - failure to manage the technical systems and computer platforms that are necessary for the smooth and uninterrupted operation of the inusre.com Web site;

    - loss of key traffic sources that send traffic to or promote the insure.com services; and

    - we may not be able to successfully integrate into our Illinois office the operations previously carried out by our Connecticut office.


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

WE MUST FURTHER DEVELOP OUR BRAND RECOGNITION IN ORDER TO REMAIN COMPETITIVE

    There are a number of Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Quotesmith.com and insure.com brands are essential to our future success. Accordingly, we intend to continue to pursue an aggressive, brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

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

    While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web site, we currently hold agency contracts with 181 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

IF WE LOSE ANY OF OUR KEY EXECUTIVE OFFICERS OUR BUSINESS MAY SUFFER BECAUSE WE RELY ON THEIR KNOWLEDGE OF OUR BUSINESS

    We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President and Chief Operating Officer, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms, and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other key executive officers could harm our Company. Philip Moeller, our Senior Vice President, Content and Business Development, resigned effective October 31, 2002, in connection with the relocation of the insure.com office to Illinois. We can give no assurance that we will be able to successfully integrate the insure.com operation into our Illinois location.

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

    We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, for the year ended December 31, 2000, we paid $11,500, for the year ended December 31, 2001, we paid $7,500, and for the nine months ended September 30, 2002, we paid $2,000 in cash rebates. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operating results.




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

    In addition, because we are appointed as an agent for only 181 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

    As of November 11, 2002, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.7% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

    Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized gains on those investments totaled $1,196 at September 30, 2002, and $20,096 at December 31, 2001.

    We did not hold any derivative financial instruments as of September 30, 2002, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

    Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.


                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. As of September 30, 2002, our balance sheet reflected approximately $14.5 million in investments and $1.8 million in cash and cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,674 shares of our common stock at a cost of approximately $3.5 million, and for general operating activities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a). Exhibits

              Exhibit Number           Description
              --------------           -----------
              99.1                     Statement of Chief Executive Officer
                                       Pursuant to Section 1350
              99.2                     Statement of Chief Financial Officer
                                       Pursuant to Section 1350
         (b). Reports on Form 8-K

             No reports were filed on Form 8-K for the quarter ended September 30, 2002.





    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     QUOTESMITH.COM, INC.

Date:  November 11, 2002
                                                     By: /s/ PHILLIP A. PERILLO
                                                         -----------------------
                                                     Phillip A. Perillo
                                                     Senior Vice President and
                                                     Chief Financial Officer

 STATEMENT OF CHIEF EXECUTIVE OFFICER
 ------------------------------------


I, Robert S. Bland, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Quotesmith.com, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: November 11, 2002

                                                         /s/ ROBERT.S.BLAND
                                                         -----------------------
                                                             Robert S. Bland
                                                         Chief Executive Officer

 STATEMENT OF CHIEF FINANCIAL OFFICER
 ------------------------------------


I, Phillip A. Perillo, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Quotesmith.com, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: November 11, 2002

                                                         /s/ PHILLIP A. PERILLO
                                                         -----------------------
                                                            Phillip A. Perillo
                                                         Chief Financial Officer