Form 10-K
period 2002-12-31
QUOTESMITH COM INC
filed 2003-03-26
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ______________ to ______________.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 121-2) [ ] Yes [X] No

  Aggregate market value of the Registrant's voting stock held by non-affiliates on March 21, 2003, based on the closing price of said stock on the Nasdaq National Market on such date, was $6,690,862.

  As of March 21, 2003, 4,909,731 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 24, 2003, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

                                     PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to achieve or sustain profitability; demand for life insurance; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expense, quickly respond to changes in our marketplace and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital if necessary. See Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Our Future Operating Results," for a description of these and other risks, uncertainties, and factors.

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

ITEM 1. BUSINESS

OVERVIEW

      We are an Internet-based insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at either www.quotesmith.com or www.insure.com, which caters to the needs of self-directed insurance shoppers. We provide a large array of comparative auto, life, and health insurance quotes, combined with insurance information and decision-making tools. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows a user to purchase insurance from the company of their choice. We generate revenues from the receipt of commissions, fees, content licensing, and advertising revenues paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using salaried, non-commissioned personnel and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

      Our stated corporate objective is to become the No. 1 insurance brand on the Internet. For the six-year period ended December 31, 2002, we have spent a total of $52.6 million in direct-to-consumer advertising and have sold approximately 117,000 new policies.

      In December 2001, we acquired selected assets of Insurance News Network, LLC, including its content-rich consumer information Web site, www.insure.com, which was regularly among the top five most visited insurance sites on the Internet. Insure.com provided insurance-related information and decision-making tools, along with library of thousands of insurance articles that are well organized and served up in an easy-to-navigate format. We have since integrated the content of the insure.com site with the insurance quoting services of the Quotesmith.com site, and have begun using Insure.com as a brand name in our advertising.

INDUSTRY BACKGROUND

      The Traditional Insurance Market in the United States

      The insurance market in the United States represents over $1 trillion in annual paid premiums. Insurance products are widely held by households and businesses. The United States insurance market is broadly divided into two categories: life and health insurance and property and casualty insurance. Over 4,000 insurance companies distribute their products through a network of agents and brokers or sell directly to consumers. There are approximately one million individuals licensed as agents and brokers to sell insurance in the United States. A variety of distribution systems have evolved, including "captive" one-company agents and independent agents and brokers that typically represent only two to five insurance companies.

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

      - Information-intensive underwriting process. The underwriting process requires consumers to submit, and insurance companies to collect, large amounts of individualized and personal information. This process is difficult, time consuming and, if not accurately completed, will delay the approval of a policy.

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

      - through a single medium, consumers can access information and compare a wide variety of insurance companies' products;

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

THE QUOTESMITH.COM SOLUTION

      We believe that Quotesmith.com is the most comprehensive Internet-based insurance service available. The Quotesmith.com service enables consumers and business owners to obtain instant quotes from over 300 insurance companies for twelve different product lines, and we guarantee the accuracy of every quote. Our Web site provides consumers and business owners with insurance-related information, and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 19 years, we provide a complete "quote to policy delivery" insurance solution without the involvement of any commissioned salespeople.

      We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Quotesmith.com model allows consumers to:

      -  research and become informed about insurance coverage issues

      -  efficiently search for, analyze and compare insurance products;

      -  quickly request and obtain insurance quotes; and

      - easily select and purchase insurance from the insurance company of their choice.

      The Quotesmith.com solution provides the following principal advantages to both consumers and insurance companies:

      Comprehensive Source of Insurance Information and Products. Using our easy-to-navigate Web site, consumers can access insurance-related information, and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from over 300 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, long-term care, disability, Medicare supplement, small group medical, "no exam" whole life and annuities. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

      Guaranteed-Accurate Instant Quotes. Over the past 19 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life and automobile insurance policies. These Quotesmith.com guarantees are unmatched by any competitor.

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

      - providing access to our licensed agents to assist consumers in completing insurance applications;

      -  offering applications that can be filled out online, and;

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

      We implement our customer service objectives by:

      - requiring all new employees to attend "Quotesmith University," a training course that teaches all of the service tasks we perform for our customers;

      - monitoring call centers to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

      - providing regular application status reports and Web access to our customers on a consistent basis through policy delivery; and

      -  offering a 30-day cancellation option on term life policies.

      Licensed National Insurance Agency. Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our Company and/or certain of its employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 19-year period, we have established vital information-contributor relationships with over 300 insurance companies, of which we are currently appointed as an authorized agent by approximately 170 insurance companies.

      User Friendly System. At our Web sites, www.quotesmith.com and www.insure.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use Web sites are designed for fast viewing and general compatibility with all commonly used browsers.

OUR STRATEGY

      Our strategy is to be the leading Internet-based service for all insurance needs of individuals and small businesses. The key elements of our strategy include:

      Continue to Build the Quotesmith.com and Insure.com Brands. We intend to pursue a cost-effective marketing strategy designed to promote our Quotesmith.com and Insure.com brands and consumer awareness of the benefits of researching and buying insurance through us.

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

      Leverage Customer Base. We have expanded our insurance product offerings and believe there is significant opportunity to leverage our existing customer base and provide new products to them without significant customer acquisition costs. We plan to tailor our marketing efforts based on consumer profiles contained in our database of existing customers. We also believe that the content acquired in the purchase of the insure.com Web site will continue to provide us with a permanent new customer gateway, thereby allowing us to reduce our future customer acquisition costs and our reliance on direct-to-consumer advertising as our primary source of new customers.

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

THE QUOTESMITH.COM BUSINESS MODEL

      We have created a model that enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. We provide a complete "quote to policy delivery" insurance solution using our technology and non-commissioned customer service staff. Our model:

      - allows consumers to specify the desired coverage and indicate their personal medical conditions to generate appropriate individualized quotes;

      - allows consumers to indicate a range of substitutability among insurance companies and policy features - for example, consumers may want to purchase insurance from a company rated "A" or better by A.M. Best;

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

      Initial Information Evaluation. Consumers visit our user-friendly Web site and access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and financial stability ratings of over 300 insurance companies. To help consumers understand the underwriting process, our Web site provides information and helpful tips on how the underwriting process works.

      Search, Retrieval and Comparison. Consumers can quickly obtain a customized cost comparison report in a single search by completing a brief and anonymous questionnaire at the start of the online session. Each anonymous consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer's criteria. Consumers can then click to view:

      -  specific coverage details about the policy;

      -  exclusions and guarantees (including policy acceptance guidelines); and

      - latest financial stability ratings from five independent rating services.

      Application Processing. If a consumer desires to purchase a policy, the consumer selects an insurance company and policy, and then fills out an application while online. We offer online applications to accelerate the underwriting process for the most popular of the insurance companies within our term life offerings and have expanded into other product lines. After the consumer completes, downloads and signs the online application, the consumer returns the application to us. We then submit the application to the insurance company for underwriting on behalf of the consumer. We provide toll-free support during business hours to assist the consumer in completing the application.

      Underwriting. During the underwriting process, we regularly track the progress of the consumer's outstanding items. We also assist the insurance company by arranging for a paramedical examination and facilitate the collection of any other outside information needed. We obtain status reports from the insurance company at least every ten days regarding the application and regularly communicate this information to the consumer. We review all policies for accuracy prior to delivery to the consumer.

      If an insurance company declines to issue the policy or issues a counter offer at a higher premium, we send a letter to the consumer stating the reasons that the policy is not being issued as applied for. In this instance, we also assist the consumer in finding suitable alternative coverage wherever possible and whenever asked.

      Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our Quotesmith.com technology and do not currently sell banner advertising at our quotesmith.com or insure.com Web sites.

INSURANCE PRODUCTS

      Quotesmith.com historically offered quote and policy-related information regarding term life insurance. We now also offer instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

      - Individual term life. This is life insurance coverage that has no cash value and continues for a fixed period of time such as 15, 20 or 25 years. We have been offering instant quotes and delivering term life policies since 1993.

      - Private passenger automobile. This provides collision and liability insurance to individuals for private cars and vehicles. We provide a multi-company auto insurance price comparison service using third-party technology.

      - Homeowner's. This provides insurance against fire and other perils for personal residences. During 2002, we launched our proprietary homeowner's insurance service in California. We also provide instant homeowner's insurance quotes in other states using third-party technology.

      - Dental. This is generally sold as an add-on product to medical insurance. In the second quarter of 1999, we began offering instant quotes from a wide variety of traditional and managed-care dental plans for individuals, families and small businesses that employ up to 100 people.

      - Individual and family medical. This is also known as comprehensive major medical insurance. We have been offering instant medical insurance quotes since 1998. Our offerings include traditional plans, PPOs and HMOs from Blue Cross and Blue Shield plans and other carriers.

      - Medicare supplement. This provides health insurance for people ages 65 and older to fill in coverage gaps not covered by Medicare. We offer instant quotes and deliver Medicare Supplemental health policies.

      - International travel medical. This provides medical insurance for U.S. citizens traveling abroad and for foreign citizens traveling in the United States, as well as other risks associated with international travel. We currently provide a multi-company international medical and travel insurance price comparison service using third-party technology.

      - Small group medical. Small group medical insurance are those comprehensive medical plans offered to firms that employ from 2 to 100 people. We began offering instant quotes from, and tracking traditional plans of, PPOs, HMOs and Blue Cross and Blue Shield plans in the second quarter of 1999.

      - "No-exam" life. This provides insurance for persons who want life insurance coverage without a paramedical examination. We offer instant quotes and deliver life insurance policies.

      - Single premium fixed annuity. We offer instant quotes and deliver single premium fixed annuity products.

      - Renters Insurance. This provides insurance against the perils of fire, theft and windstorm for renters. We provide instant quotes using third party technology.

      - Boat, Watercraft, RV and Motorcycle Insurance. This provides collision and liability coverage. We provide instant quotes using third party technology.

      We constantly evaluate our offerings based on a number of factors, including market acceptance and profitability. We may decide to add or delete lines of coverage at any time.

      The following table shows information with respect to the principal product types currently available through our services.

                                     QUOTESMITH.COM SERVICE AS OF MARCH 21, 2003
                                     -------------------------------------------
                                                            NUMBER OF QUOTED
TYPE OF INSURANCE PRODUCT             STATES COVERED       INSURANCE COMPANIES
-------------------------             --------------       -------------------
Individual term life...........         50 and D.C.                67
Private passenger automobile...         49 and D.C.                13
Dental.........................         50 and D.C.                39
Individual and family medical..         49 and D.C.                91
Long-term medical care.........         50                         11
Short term individual medical..         46 and D.C.                15
Medicare Supplement............         49 and D.C.                29
Small group medical............         42 and D.C.                26
"No exam" life.................         50 and D.C.                25
Fixed annuities................         50 and D.C.                17

TECHNOLOGY

      Proprietary Insurance Information Databases. We maintain a proprietary database of premium rates and policy coverage information from over 300 insurance companies. At Quotesmith.com, we do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody's, Standard & Poor's, and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make several thousand changes to our insurance database.

      Technology Systems. Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies from Silicon Graphics, Netscape Communications, Santa Cruz Operation (SCO) and others. We have internally developed and enhanced our proprietary programs over a period of 19 years using scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

      An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

      Server Hosting and Backup. Our Web sites are hosted by InterNap Network Services in Chicago, Illinois. This grade "A" telecommunications data center provides redundant communications lines to the Internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our Web sites offline. Finally, tape backups are performed nightly to prevent a loss of data.

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

      We intend to aggressively pursue a marketing strategy designed to promote our Quotesmith.com and Insure.com brands and consumer awareness of the benefits of buying insurance through us. We intend to target households and small businesses.

      Our marketing strategy is to promote our brands and attract self-directed consumers to our Web site. Our marketing initiatives include:

      - leveraging the insure.com content to increase customer traffic via our new customer gateway;

      - using direct response print advertisements placed primarily in financially oriented magazines and special interest magazines;

      -  advertising via radio and direct mail; and

      - entering into strategic relationships with other financial services and general purpose Web sites to increase our access to online consumers.

MATERIAL STRATEGIC RELATIONSHIPS AND AGREEMENTS

      At Quotesmith.com, we selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 15% of total revenue for the year ended December 31, 2002.

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

      While no regulatory actions are pending against us, we can give you no assurance that we would be deemed to be in compliance with all applicable insurance licensing requirements and marketing regulations of each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain any additional licenses.

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

EMPLOYEES

      As of December 31, 2002, we had 59 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2002.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information regarding our executive officers and certain other key employees.

NAME                    AGE   POSITION
----                    ---   --------

Robert S. Bland......    49   Chairman of the Board, President and Chief Executive Officer
William V. Thoms ....    50   Executive Vice President, Chief Operating Officer
Hao Chang............    43   Senior Vice President, Chief Information Officer
Phillip A. Perillo...    53   Senior Vice President, Chief Financial Officer
Richard C. Claahsen..    38   Vice President, Corporate Secretary

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

      Phillip A.Perillo has served as senior vice president and Chief Financial Officer since May of 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and BCS Life Insurance Company. Mr. Perillo holds an MBA in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago.

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

      Market Information. Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National

Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT. As of March 21, 2003 the approximate number of record holders of our common stock was 2,300. The last sale price of our common stock on March 21, 2003 was $3.70. The following table sets forth, for the period indicated, the high and low last sale price (as adjusted for a one-for-three reverse stock split effective March 7, 2001) of our common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

                                          HIGH             LOW
                                         ------          ------
2002:
   First Quarter.......................  $ 3.20          $ 2.00
   Second Quarter......................    3.08            2.60
   Third Quarter.......................    2.85            2.38
   Fourth Quarter......................    4.23            2.41

2001:
   First Quarter.......................  $ 2.91          $ 1.25
   Second Quarter......................    3.25            0.83
   Third Quarter.......................    2.55            1.30
   Fourth Quarter......................    2.30            1.07

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

      Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. During the fiscal year ended December 31, 2002, we used approximately $520,000 of the proceeds of the initial public offering for operating activities, approximately $1.2 million for the repurchase of 446,000 shares of our common stock, and approximately $102,000 for the purchase of fixed assets.

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

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                      2002         2001         2000         1999         1998
                                    --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues .......................    $ 10,777     $  8,851     $ 15,236     $  8,408     $  5,576
Expenses:
 Selling and marketing .........       2,912        7,052       24,201       14,397        1,791
 Operations ....................       7,756        6,004        7,445        5,481        2,690
 General and administrative ....       3,194        3,503        4,432        3,570        1,293
                                    --------     --------     --------     --------     --------
  Total expenses ...............      13,862       16,559       36,078       23,448        5,774

Operating loss .................      (3,085)      (7,708)     (20,842)     (15,040)        (198)

Interest income, net ...........         359        1,075        2,220        1,220            2
                                    --------     --------     --------     --------     --------
Net loss .......................    $ (2,726)    $ (6,633)    $(18,622)    $(13,820)    $   (196)
                                    ========     ========     ========     ========     ========
Basic and diluted net
  loss per share ...............    $  (0.55)    $  (1.22)    $  (2.93)    $  (2.64)    $  (0.05)
                                    ========     ========     ========     ========     ========
Weighted average common
  shares and equivalents
  outstanding, basic and diluted       4,964        5,441        6,366        5,237        4,086

                                                     DECEMBER 31,
                                                     ------------
                                 2002        2001        2000        1999        1998
                               --------    --------    --------    --------    --------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and equivalents ......    $  1,640    $  4,033    $  4,269    $  8,990    $    518
Working capital ...........      10,485      18,514      27,443      48,308         749
Total assets ..............      19,559      23,000      32,643      55,178       1,806
Long-term liabilities .....          35          84         128          --          --
Total liabilities .........       1,464       1,085       2,976       5,982         817
Total stockholders' equity       18,095      21,915      29,667      49,196         989

                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------
                                     2002          2001          2000          1999          1998
                                  ----------    ----------    ----------    ----------    ----------
SELECTED OPERATING STATISTICS:
Completed quotes
  Term life ..................     1,266,000     1,452,000     2,105,000     1,496,000       784,000
  Health and other ...........     1,305,000       876,000     1,993,000       963,000        47,000
                                  ----------    ----------    ----------    ----------    ----------
    Total completed quotes ...     2,571,000     2,328,000     4,098,000     2,459,000       831,000

Policies sold
  Term life ..................        16,498        16,915        33,491        17,039        10,920
  Health and other ...........         4,753         3,367         4,029           747            --
                                  ----------    ----------    ----------    ----------    ----------
    Total policies sold ......        21,251        20,282        37,520        17,786        10,920

SELECTED QUARTERLY OPERATING RESULTS

      The following tables set forth unaudited quarterly statements of operations data for 2002 and 2001. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

                                               QUARTER ENDED
                                               -------------
                               MAR. 31,      JUNE 30,     SEPT. 30,      DEC. 31,
                              ---------     ---------     ---------     ---------
2002                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .................    $   2,572     $   3,194     $   2,667     $   2,344
Expenses:
Selling and marketing ....          588           667           622         1,035
Operations ...............        1,933         2,014         2,280         1,529
General and administrative          853           811           781           749
                              ---------     ---------     ---------     ---------
  Total expenses .........        3,374         3,492         3,683         3,313
                              ---------     ---------     ---------     ---------
Operating loss ...........         (802)         (298)       (1,016)         (969)
Interest income, net .....          102            76            84            97
                              ---------     ---------     ---------     ---------
Net loss .................    $    (700)    $    (222)    $    (932)    $    (872)
                              =========     =========     =========     =========
Net loss per share
  basic and diluted ......    $   (0.14)    $   (0.04)    $   (0.19)    $   (0.18)


                                                QUARTER ENDED
                                                -------------
                               MAR. 31,      JUNE 30,     SEPT. 30,      DEC. 31,
                              ---------     ---------     ---------     ---------
2001                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .................    $   2,407     $   2,145     $   1,730     $   2,569
Expenses:
Selling and marketing ....        2,851         2,565           828           808
Operations ...............        1,489         1,396         1,395         1,724
General and administrative          913         1,089           797           704
                              ---------     ---------     ---------     ---------
  Total expenses .........        5,253         5,050         3,020         3,236
                              ---------     ---------     ---------     ---------
Operating loss ...........       (2,846)       (2,905)       (1,290)         (667)
Interest income, net .....          400           300           228           147
                              ---------     ---------     ---------     ---------
Net loss .................    $  (2,446)    $  (2,605)    $  (1,062)    $    (520)
                              =========     =========     =========     =========
Net loss per share
  basic and diluted ......    $   (0.43)    $   (0.48)    $   (0.20)    $   (0.10)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND CRITICAL ACCOUNTING POLICIES

      We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce for such third party entities. Our revenue recognition accounting policy has been applied to all periods presented in "Selected Financial and Other Data."

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

      The Company has established a stock option plan (the Plan) to provide additional incentives to its employees, officers, and directors. Under the Plan, an aggregate of 500,000 shares of common stock may be granted to participants in the Plan. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, and, accordingly, recognizes no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Stock compensation accounting is discussed more fully in Notes 2 and 7 to the accompanying financial statements.

      On December 7, 2001, the Company acquired selected assets of Insurance News Network, LLC, including its Web site, www.insure.com. The insure.com Web site at that time comprised an insurance news organization consisting of consumer insurance news, information, and decision-making tools. The cost of the acquisition included $1.4 million in cash, 50,000 stock options with an estimated fair value of $82,000, and expenses of $79,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired, intangible assets of $1,433,000 and furniture, equipment, and software of $128,000, based on the estimated fair values at the date of acquisition. Intangible assets are being amortized on a straight-line basis over three years.

      No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues

      Revenues increased 22% to $10.8 million in 2002 from $8.9 million in 2001. This increase is attributable to a 5% increase in the number of policies sold, from 20,282 in 2001 to 21,251 in 2002, as well as a 16% increase in revenue per policy sold. In 2001, revenue per policy sold was $436. This figure increased to $507 in 2002.

Expenses

      Selling and Marketing. Selling and marketing expenses decreased $4.1 million, or 59%, to $2.9 million in 2002 from $7.1 million in 2001. During 2002, we chose to continue the reduction in marketing expenditures that began in 2001, as we have been able to generate more revenue with less marketing expense. In 2002, we were able to reduce our marketing expense per policy sold (total selling and marketing costs divided by the number of new policy sales) by 61%, to $137 per policy sold in 2002 from $348 per policy sold in 2001.

      Operations. Operations expense increased 29% to $7.8 million in 2002 from $6.0 million in 2001, and increased as a percentage of revenue to 72% in 2002 from 68% in 2001. This increase resulted from the increased use of third party administrators to process and complete life insurance applications. There were also additional costs related to the maintenance and content development of the Insure.com website as a stand-alone operation for ten months in 2002 versus one month in 2001. Effective October 31, 2002, the Insure.com office was closed and the positions were transferred to our headquarters location. In addition, as discussed in Note 9 to the financial statements, expense in 2002 included $337,000 for the write off of computer software.

      General and Administrative. General and administrative expenses decreased 9% to $3.2 million in 2002 from $3.5 million in 2001, and decreased to 30% of revenues in 2002 from 40% of revenues in 2001. We reduced wages and payroll taxes by $858,000, but amortization of intangible assets increased $442,000 as a result of the acquisition of certain assets of Insurance News Network, LLC, on December 7, 2001.

Interest Income, Net

      Interest income, net was $359,000 in 2002 compared to $1.1 million in 2001. The components of interest income are as follows:

                                              Years ended December 31,
                                              ------------------------
                                               2002             2001
                                           ------------     ------------
           Interest income                 $    372,677     $  1,094,747
           Interest Expense                     (14,002)         (19,052)
                                           ------------     ------------
             Interest income, net          $    358,675     $  1,075,695
                                           ============     ============


The decrease in net interest income is due primarily to a decrease in average invested assets in 2002, along with lower yields on fixed maturity investments.

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

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that the cash and fixed maturity investments of $16.3 million at December 31, 2002 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

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

      Cash used in operating activities was approximately $520,000, $7.5 million and $19.6 million, in 2002, 2001 and 2000, respectively, as shown in our Statements of Cash Flows included in this report. The decrease in cash used in 2002 was primarily a result of a lower operating loss.

      Cash used for investing activities totaling $658,000 in 2002 consisted of the purchase of fixed income investments in excess of maturities of $556,000 and the purchase of fixed assets of $102,000. Cash provided by investing activities totaling $8.5 million in 2001 consisted of net proceeds from the maturity and sale of investments totaling approximately $10.3 million, offset by purchases of fixed assets totaling $0.5 million and purchases of intangibles in connection with the December 2001 Insurance News Network, LLC acquisition totaling $1.3 million. Cash provided by investing activities was $16.0 million in 2000, and comprised $17.8 million in net proceeds from the maturity of investments, reduced by $1.8 million in purchases of fixed assets.

      Cash used in financing activities in 2002, 2001 and 2000, was primarily the result of a Company stock buy back. During 2002, the Company bought back approximately 446,000 shares at an average cost of $2.69 per share. During 2001, the Company bought back approximately 582,000 shares at an average cost of $2.12 per share. During 2000, the Company bought back 487,000 shares at an average cost of $2.25 per share.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

OUR INTERNET-BASED INSURANCE BROKERAGE BUSINESS HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

      Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2002. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2002 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE 71% OF OUR 2002 REVENUES WERE DERIVED FROM THE SALE OF TERM LIFE INSURANCE

      For the year ended December 31, 2002, approximately 71% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and are continuing to decline into the early months of 2003. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

      Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to the insurance content and tools of Insure.com who then migrate to our insurance price comparison engines in order to engage in an insurance transaction. Business risks associated with owning this site include:

   -  Failure to maintain or grow the core Insure.com visitor base;

   - Poor conversion of the Insure.com visitor base from visitor status to insurance buyer status; and

   -  Loss of key traffic sources that send traffic to the Insure.com services.

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

   -  consumers willingness to conduct self-directed insurance research;

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

      Our quarterly revenues and operating results have fluctuated widely in the past and we expect them to continue to fluctuate widely in the future. Causes of these fluctuations could or have included, among other factors:

   - dramatic swings in monthly unique visitors to our Web sites from one month to the next without any forewarning;

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

   -  new Web sites, services and products by our competitors;

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

      While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed on our Web site, we currently only hold agency contracts with 170 of these insurance companies. In the past, a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS MAY NOT GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

      As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. During 2002, we generated fee revenues totaling $1.6 million from these sources. Most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

IF OUR INSURANCE QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

      We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. For the year ended December 31, 2000 we paid $11,500, for the year ended December 31, 2001, we paid $7,500, and for the year ended December 31, 2002, we paid $10,000 in such cash rewards. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

                     RISKS RELATED TO THE INSURANCE INDUSTRY

OUR BONUS COMMISSION REVENUES ARE HIGHLY UNPREDICTABLE AND MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

      Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.

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

      In addition, because we are appointed as an agent for only 170 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

      As of March 21, 2003, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

   -  elect our directors;

   -  amend certain provisions of our certificate of incorporation,

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

   -  stockholder action may be taken only at a special or regular meeting; and

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

CONTINUED TERRORIST ATTACKS OR WAR COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR STOCK PRICE, OPERATIONS, AND PROFITABILITY.

The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has recently begun military action in Iraq. Terrorist attacks and potential war in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of its customers or suppliers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and investments in a variety of marketable securities, including both government and corporate obligations.

      Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale and unrealized gains on those investments totaled $82,494 at December 31, 2002, and $20,096 at December 31, 2001.

      We did not hold any derivative financial instruments as of December 31, 2002, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

      Due to the short term nature of our investments, a 1% increase in interest rates would not decrease the fair market value of our investments by a material amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-15 hereof, and are incorporated in this Item by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      There were no disagreements on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders scheduled for April 24, 2003. Information about our executive officers is set forth in Item 4(a) in
Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation," excluding the Board Compensation Committee Report and the stock price performance graph, is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders scheduled for April 24, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Ownership of Securities" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders scheduled for April 24, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Certain Transactions" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2003 annual meeting of stockholders scheduled for April 24, 2003.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chairman and Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

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

      Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29,
      1999).
      Quotesmith.com 1999 Employee Stock Purchase Plan.
      Employment Agreement between the Company and Robert S. Bland.
      Employment Agreement between the Company and William V. Thoms.
      Employment Agreement between the Company and Phillip A. Perillo.
      Form of Director Indemnification Agreement
      See Exhibit Index (immediately following the signature pages) for exhibits filed with this annual report.

(b)   Reports on Form 8-K:

      No reports were filed on Form 8-K for the quarter ended December 31, 2002.

(c)   Exhibits

      See Exhibits Index (immediately following the signature pages).

(d)   Schedules

      All required schedules are included.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2003.

                                     QUOTESMITH.COM, INC.

                                     By:  /s/ Robert S. Bland
                                         ----------------------------
                                     Name:  Robert S.  Bland,
                                     Title: Chairman, President and Chief
                                     Executive Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 22, 2003:

        SIGNATURE                              TITLE
        ---------                              -----

/s/ ROBERT S. BLAND             Chairman, President and Chief Executive Officer
---------------------------     (Principal Executive Officer)
Robert S. Bland

/s/ WILLIAM V. THOMS            Executive Vice President, Chief Operating Officer,
---------------------------     and Director
William V. Thoms

/s/ PHILLIP A. PERILLO          Senior Vice President and Chief Financial Officer
---------------------------     (Principal Financial and Accounting Officer)
Phillip A. Perillo

/s/ BRUCE J. RUEBEN             Director
---------------------------
Bruce J. Rueben

/s/ TIMOTHY F. SHANNON          Director
---------------------------
Timothy F. Shannon

/s/ JEREMIAH A. DENTON, JR.     Director
---------------------------
Jeremiah A. Denton, Jr.

/s/ RICHARD F. GRETSCH          Director
---------------------------
Richard F. Gretsch

STATEMENT OF CHIEF EXECUTIVE OFFICER

I, Robert S. Bland, certify that:

   1. I have reviewed this annual report on Form 10-K of Quotesmith.com, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 22, 2003

                                                   /s/ ROBERT.S.BLAND
                                                   ------------------------
                                                   Robert S. Bland
                                                   Chief Executive Officer

STATEMENT OF CHIEF FINANCIAL OFFICER

I, Phillip A. Perillo, certify that:

   1. I have reviewed this annual report on Form 10-K of Quotesmith.com, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 22, 2003

                                                   /s/ PHILLIP A. PERILLO
                                                   -------------------------
                                                   Phillip A. Perillo
                                                   Chief Financial Officer

EXHIBITS

                                    FORM 10-K
                                INDEX TO EXHIBITS

Exhibit
Number          Description of Document
-------         -----------------------
3.1++       Restated Certificate of Incorporation of Company.
3.2++       Amended and Restated By-Laws of the Company.
4.3++       Form of Rights Agreement.
4.3(a)++    Certificate of Designation, Preferences and Rights.
10.1++      Quotesmith.com 1997 Stock Option Plan (as amended and restated March
            29, 1999) of Registrant
10.2++      Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3++      Employment Agreement between the Company and Robert S. Bland.
10.4++      Employment Agreement between the Company and William V. Thoms.
10.5        Employment Agreement between the Company and Hao Chang
10.6        Employment Agreement between the Company and Phillip A. Perillo.
10.7++      Form of Director Indemnification Agreement.
10.8++      Lease dated as of August 1994, between the Company and LaSalle
            National Trust N.A.
10.9++      Lease Amendment Agreement dated as of November 1995, between the
            Company and LaSalle National Trust N.A.
10.10++     Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.11++     Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.12++     Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.13++     Investor Rights Agreement, dated February 10, 1999, between the
            Company and Intuit Inc.
21.0        Subsidiaries of the Company
23.1        Consent of Ernst & Young LLP(filed herewith)
24.0        Powers of Attorney (See signature page to this report )
99.1        Statement of Chief Executive Officer, Pursuant to Section 1350 of
            Title 18 of the United States Code
99.2        Statement of Chief Financial Officer, Pursuant to Section 1350 of
            Title 18 of the United States Code

++ Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.

                              QUOTESMITH.COM, INC.

                          INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS                                                     PAGE
                                                                                 ----
Report of Independent Auditors...............................................     F-2
Balance Sheets as of December 31, 2002 and 2001..............................     F-3
Statements of Operations for the Years Ended December 31, 2002,
   2001, and 2000............................................................     F-4
Statements of Stockholders' Equity for the Years Ended December 31,
   2002, 2001, and 2000......................................................     F-5
Statements of Cash Flows for the Years Ended December 31, 2002, 2001,
   and 2000..................................................................     F-6
Notes to Financial Statements................................................     F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Quotesmith.com, Inc.

      We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                         /s/ERNST & YOUNG LLP

Chicago, Illinois
January 17, 2003

                              QUOTESMITH.COM, INC.

                                 BALANCE SHEETS

                                                                                      DECEMBER 31,

                                                                              2002                   2001
                                                                        --------------          -------------
                                               ASSETS

Cash   and equivalents...............................................   $    1,639,909          $   4,033,192
Fixed maturity investments  -
   available for sale at fair value  (Note 3)........................        8,823,890             13,909,110
Commissions receivable, less allowances (2002 -- $197,000;
  2001 -- $162,000)..................................................        1,125,544              1,351,502
Other assets.........................................................          324,686                220,326
                                                                        --------------          -------------
Total current assets.................................................       11,914,029             19,514,130
Fixed maturity investments-
    available for sale at fair value  (Note 3).......................        5,843,988                     --
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 2002--$2,284,000; 2001--$1,633,000)....          885,469              2,090,568
Intangible assets at cost, less accumulated amortization
   ( 2002--$517,000; 2001--$37,500) (Note 2).........................          915,317              1,395,159
                                                                        --------------          -------------

Total assets.........................................................   $   19,558,803          $  22,999,857
                                                                        ==============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities.......................................................   $    1,428,601          $   1,000,235
                                                                        --------------          -------------
Total current liabilities............................................        1,428,601              1,000,235

Long-term capital lease obligations (Note 5).........................           35,018                 84,340
                                                                        --------------          -------------

Total liabilities....................................................        1,463,619              1,084,575

Commitments and contingencies (Note 8)...............................

Stockholders' equity (Notes 6 and 7): Common stock, $.003 par value;
      shares authorized:
        2002 & 2001--60,000,000; shares issued:
        2002--7,268,072; 2001--7,253,570.............................           21,804                 21,761
      Additional paid-in capital.....................................       63,972,732             63,930,061
      Retained-earnings deficit......................................      (42,187,861)           (39,461,293)
      Treasury stock at cost: 2002 -- 2,359,341 shares;
        2001 -- 1,913,291 shares.....................................       (3,793,985)            (2,595,343)
      Accumulated other comprehensive income ........................           82,494                 20,096
                                                                        --------------          -------------
Total stockholders' equity...........................................       18,095,184             21,915,282
                                                                        --------------          -------------
Total liabilities and stockholders'
   equity............................................................   $   19,558,803          $  22,999,857
                                                                        ==============          =============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                             2002             2001             2000
                                                        -------------   -------------    -------------
Revenues:
   Commissions and fees (Note 1)....................    $  10,631,467   $   8,743,286    $  15,190,010
   Other ...........................................          145,327         107,249           46,410
                                                        -------------   -------------    -------------
Total revenues......................................       10,776,794       8,850,535       15,236,420
Expenses:
   Selling and marketing (Note 2)...................        2,912,547       7,051,893       24,200,846
   Operations (Notes 7 and 9).......................        7,755,693       6,004,239        7,445,235
   General and administrative (Note 7)..............        3,193,797       3,503,173        4,431,730
                                                        -------------   -------------    -------------
Total expenses......................................       13,862,037      16,559,305       36,077,811
                                                        -------------   -------------    -------------
Operating loss......................................       (3,085,243)     (7,708,770)     (20,841,391)
Interest income, net (Note 2).......................          358,675       1,075,695         2,219,763
                                                        -------------   -------------    --------------
Loss before income taxes............................       (2,726,568)     (6,633,075)      (18,621,628)
Income tax credit (Note 4)..........................               --              --               --
                                                        -------------   -------------    -------------
Net loss............................................    $  (2,726,568)  $  (6,633,075)   $ (18,621,628)
                                                        =============   =============    =============
Net loss per common
   share, basic and diluted.........................    $       (0.55)  $       (1.22)   $       (2.93)
                                                        =============   =============    =============
Weighted average common
   shares and equivalents
   outstanding, basic and diluted...................        4,964,500       5,441,039         6,366,045

                             See accompanying notes.

                                                    QUOTESMITH.COM, INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK
                                    --------------------                                               ACCUMULATED
                                    NUMBER OF             ADDITIONAL     RETAINED-                        OTHER           TOTAL
                                     SHARES      PAR        PAID-IN      EARNINGS        TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                                     ISSUED      VALUE      CAPITAL      DEFICIT          STOCK       INCOME (LOSS)       EQUITY
                                    ---------  ---------  -----------  -------------  --------------  -------------  ---------------
2000:

   Balance at January 1..........   7,252,727  $  21,758  $63,683,525  $(14,206,590)  $    (263,000)  $    (39,218)  $   49,196,475
   Net loss...............                 --         --           --   (18,621,628)             --             --      (18,621,628)
   Other comprehensive gain-
     unrealized gain on
       investments ..............          --         --           --            --              --         36,420           36,420
                                                                                                                     --------------
   Total comprehensive loss                                                                                             (18,585,208)
   Purchase of 487,000 treasury
       shares....................          --         --           --            --      (1,097,313)            --       (1,097,313)
   Proceeds from sale
     of common stock:
     -exercise of stock options..         843          3        7,590            --              --             --            7,593
   Employee stock compensation...          --         --      145,758            --              --             --          145,758
                                    ---------  ---------  -----------  ------------   -------------   ------------   --------------
   Balance at December 31........   7,253,570     21,761   63,836,873   (32,828,218)     (1,360,313)        (2,798)      29,667,305
2001:

   Net loss......................          --         --           --    (6,633,075)             --             --       (6,633,075)
   Other comprehensive gain-
     unrealized gain on
       investments ..............          --         --           --            --              --         22,894           22,894
                                                                                                                     --------------
   Total comprehensive loss                                                                                              (6,610,181)
   Stock  options issued in
      connection with acquisition
        (See Note 1).............          --         --       82,250            --              --             --           82,250
   Purchase of 581,624 treasury
             shares..............          --         --           --            --      (1,235,030)            --       (1,235,030)
   Employee stock compensation...          --         --       10,938            --              --             --           10,938
                                    ---------  ---------  -----------  ------------   -------------   ------------   --------------
   Balance at December 31........   7,253,570     21,761   63,930,061   (39,461,293)     (2,595,343)        20,096       21,915,282
2002:

   Net loss......................          --         --           --    (2,726,568)             --             --       (2,726,568)
   Other comprehensive gain-
     unrealized gain on
       investments ..............          --         --           --            --              --         62,398           62,398
                                                                                                                     --------------
   Total comprehensive loss                                                                                              (2,664,170)
   Purchase of  446,050 treasury
          shares.................          --         --           --            --      (1,198,642)            --       (1,198,642)
   Proceeds from sale
     of common stock:
     -exercise of stock options..      14,502         43       26,711            --              --             --           26,754
   Employee stock compensation...          --         --       15,960            --              --             --           15,960
                                    ---------  ---------  -----------  ------------   -------------   ------------   --------------
   Balance at December 31........   7,268,072  $  21,804  $63,972,732  $(42,187,861)  $  (3,793,985)  $     82,494   $   18,095,184
                                    =========  =========  ===========  ============   =============   ============   ==============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                             2002           2001              2000
                                                         ------------   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...........................................     $ (2,726,568)  $  (6,633,075)    $ (18,621,628)
   Adjustments to reconcile to net cash
     used by operating activities:
       Depreciation expense.........................          924,700         760,136           547,526
       Amortization.................................          339,253        (157,759)       (1,126,663)
       Impairment of computer software..............          336,582              --                --
       Accounts payable and accrued liabilities ....          422,654      (1,852,324)       (3,172,722)
       Commissions receivable.......................          225,958         189,013           154,865
       Stock compensation...........................           15,960          10,938           145,758
       Other assets.................................          (58,267)        232,745         2,480,332
                                                         ------------   -------------     -------------
   Net cash used by
     operating activities...........................         (519,728)     (7,450,326)      (19,592,532)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments..........................      (23,455,781)    (21,263,056)      (64,853,981)
   Proceeds from investment  maturities.............      22,900,000       29,100,000        82,660,000
   Proceeds from sales of investments...............               --       2,500,000                --
   Purchase of intangible assets....................               --      (1,350,421)               --
   Purchase of furniture, equipment
     and software...................................         (102,276)       (498,557)       (1,815,228)
                                                         ------------   -------------     -------------
   Net cash provided (used) by investing activities.         (658,057)      8,487,966        15,990,791

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
     common stock...................................           26,754              --             7,593
   Purchase of treasury stock.......................       (1,198,642)     (1,235,030)       (1,097,313)
   Payment of capital lease obligation..............          (43,610)        (38,559)          (29,420)
                                                         ------------   -------------     -------------
   Net cash used by financing activities............       (1,215,498)     (1,273,589)       (1,119,140)
                                                         ------------   -------------     -------------
NET DECREASE IN CASH AND EQUIVALENTS................       (2,393,283)       (235,949)       (4,720,881)
CASH AND EQUIVALENTS AT
   BEGINNING OF YEAR................................        4,033,192       4,269,141         8,990,022
                                                         ------------   -------------     -------------
CASH AND EQUIVALENTS AT
   END OF YEAR......................................      $ 1,639,909     $ 4,033,192    $    4,269,141
                                                          ===========   =============    ==============


                             See accompanying notes.

                              QUOTESMITH.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

      Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage. The Company owns and operates a comprehensive online consumer insurance information service, accessible at either www.quotesmith.com or www.insure.com, which caters to the needs of self-directed insurance shoppers. The Company provides a large array of comparative auto, life, and health insurance quotes, combined with information and decision-making tools. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows any user to purchase insurance from the company of their choice. The Company generates revenue from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces. The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

      On December 7, 2001, the Company acquired selected assets of Insurance News Network, LLC, including its Web site, www.insure.com. The insure.com Web site at that time comprised an insurance news organization consisting of consumer insurance news, information, and decision-making tools. The cost of the acquisition included $1.4 million in cash, 50,000 stock options with an estimated fair value of $82,000, and expenses of $79,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired, intangible assets of $1,433,000 and furniture, equipment, and software of $128,000, based on the estimated fair values at the date of acquisition.

The accompanying 2002 and 2001 financial statements reflect the operations of Insurance News Network, LLC, from the date of acquisition. The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2000 and 2001, respectively.

                                           YEARS ENDED DECEMBER 31,
                                    -------------------------------------
                                       2001                       2000
                                    ----------                  ---------
                                    (in thousands, except per share data)
Total revenues...................   $  10,179                   $ 16,854
Net loss.........................      (7,341)                   (19,952)
Net loss per common share,
    basic and diluted............   $   (1.35)                  $  (3.13)


      The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the respective years, nor is it necessarily indicative of future operating results.

      In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 2000, these included two companies with revenues of $2.3 million and $4.1 million. In 2001, these included two companies with revenues of $1.1 million and $975,000. In 2002, there were no companies that provided more than ten percent of the Company's total revenues. The Company's business represents one business segment.

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

INVESTMENTS

      The Company classifies its fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders' equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss.

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

INTANGIBLE ASSETS

      Intangible assets represent the value assigned to the acquired insure.com Web site and are being amortized on a straight-line basis over three years. Amortization expense was $38,000 in 2001, $480,000 in 2002, and is expected to be $480,000 in 2003 and $435,000 in 2004.

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

NON-OPERATING INCOME AND EXPENSE

      Interest income, net in the accompanying statements of operations includes the following:

                                                                             YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                  2002                  2001                 2000
                                                             --------------       ---------------       --------------
Interest income........................................      $      372,677       $     1,094,747       $    2,242,835
Interest expense.......................................             (14,002)              (19,052)             (23,072)
                                                             --------------       ---------------       --------------
   Interest income, net................................      $      358,675       $     1,075,695       $    2,219,763
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

STOCK OPTIONS

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

                                                                YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                           2002         2001            2000
                                                       -----------   ----------      ----------
                                                         (in thousands, except per share data)
Net loss as reported                                   $   (2,727)   $   (6,633)     $  (18,622)
Add back stock compensation, as reported                       16            11             146
Less pro forma stock compensation using
    fair value method                                        (235)         (374)         (1,992)
                                                       -----------   ----------      ----------
Pro forma net loss                                     $   (2,946)   $   (6,996)     $  (20,468)
                                                       ===========   ==========      ==========
Pro forma net loss per common share,
  basic and diluted                                    $    (0.59)   $    (1.29)     $    (3.22)
                                                       ===========   ==========      ==========


3. INVESTMENTS

      Investments are classified as available-for-sale securities and are reported at fair value, as follows:

                                                                             GROSS           GROSS
                                                            AMORTIZED      UNREALIZED      UNREALIZED        FAIR
                                                              COST           GAINS           LOSSES          VALUE
                                                          -------------   -----------      -----------   -------------
DECEMBER 31, 2002:
U.S.  Government agency bonds .........................   $   7,526,079   $    21,821      $       729   $   7,547,171
Corporate commercial paper ............................       7,059,305        66,571            5,169       7,120,707
                                                          -------------   -----------      -----------   -------------
    Total .............................................   $  14,585,384   $    88,392      $     5,898   $  14,667,878
                                                          =============   ===========      ===========   =============

DECEMBER 31, 2001:
U.S.  Government agency bonds .........................   $   8,920,817   $    14,457      $     2,014   $   8,933,260
Corporate commercial paper ............................       4,968,197         7,908              255       4,975,850
                                                          -------------   -----------      -----------   -------------
    Total .............................................   $  13,889,014,  $    22,365      $     2,269   $  13,909,110
                                                          =============   ===========      ===========   =============

         As of December 31, 2002, investments maturities are as follows:

                              QUOTESMITH.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                                          AMORTIZED           FAIR
                                                            COST              VALUE
                                                        -------------     ------------
Due in one year or less................................ $   8,812,234     $  8,823,890
Due in 1-2 years.......................................     5,773,150        5,843,988
                                                        -------------     ------------
     Total............................................. $  14,585,384     $ 14,667,878
                                                        =============     ============

4. INCOME TAXES

      A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

                                             YEARS ENDED DECEMBER 31,
                                    -----------------------------------------
                                        2002           2001           2000
                                    -----------    -----------    -----------
Pre-tax loss times federal rate .   $  (927,000)   $(2,255,200)   $(6,331,400)
  State income tax credit .......      (130,900)      (318,400)      (893,800)
  Increase in valuation allowance       966,000      2,540,000      7,164,200
  Stock compensation ............         6,200          4,200         55,600
     Other ......................        85,700         29,400          5,400
                                    -----------    -----------    -----------
     Income tax credit ..........   $      --      $      --      $      --
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

Significant components of the Company's deferred tax assets and liabilities are as follows

                                                      DECEMBER 31,
                                              ------------------------------
                                                  2002             2001
                                              ------------      ------------
Deferred tax liabilities - other assets .     $     32,000      $      8,000
Deferred tax assets:
   Net operating loss carryforwards .....       15,759,000        14,633,000
   Unamortized cash to accrual adjustment          243,000           485,000
   Depreciation .........................          199,000            78,000
   Other ................................          112,000           127,000
                                              ------------      ------------
Total gross deferred tax assets .........       16,313,000        15,323,000
Valuation allowance .....................      (16,281,000)      (15,315,000)
                                              ------------      ------------
Net deferred tax assets .................           32,000             8,000
                                              ------------      ------------
Net deferred tax amounts ................     $       --        $       --
                                              ============      ============

      As of December 31, 2002, the Company had net operating loss carryforwards of approximately $40,617,000 available to offset future taxable income, which expire in 2006 to 2022. There were no income taxes paid or recovered in 2000, 2001 or 2002.

                              QUOTESMITH.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS

5.  OBLIGATIONS UNDER CAPITAL LEASE

         Furniture, equipment and computer software at December 31, 2002 and 2001 includes gross assets acquired under capital lease of $196,000. Related amortization included in accumulated depreciation was $103,000 and $64,000 at December 31, 2002 and 2001, respectively. Amortization of assets under capital lease is included in depreciation expense.

         The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2002 are as follows:

YEAR ENDING
DECEMBER 31,                                           AMOUNT
------------                                          --------
2003                                                  $ 57,612
2004                                                    37,040
                                                      --------
Total minimum lease payments                            94,652
Imputed interest                                       (10,312)
                                                      --------
Present value of net minimum lease payments             84,340
Current lease obligation                               (49,322)
                                                      --------
Long-term lease obligations                           $ 35,018
                                                      ========

6. STOCKHOLDERS' EQUITY

STOCK SPLIT

      On March 5, 2001, the Board of Directors of the Company approved a one-for-three reverse stock split and a change of par value from $.001 to $.003, effective on March 7, 2001. In the accompanying financial statements and related notes, all share and per share amounts were retroactively adjusted to reflect the stock split. The components of stockholders' equity were not affected by these changes.

TREASURY STOCK

      As of December 31, 2002, the Company is authorized to repurchase 652,000 additional shares of its common stock.

PRIVATE PLACEMENT AND RELATED PARTY TRANSACTIONS

      In 1999, the Company sold 333,333 shares of its common stock to a company (the Investor) for proceeds of $3,000,000 in a private placement and sold 90,909 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering. In 2001, the Company repurchased its shares from the Investor.

EMPLOYEE STOCK PURCHASE PLAN

      The Company has a plan under which employees may purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair

                              QUOTESMITH.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS

value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 65,325 were available at December 31, 2002.

PREFERRED STOCK

      The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued.

STOCKHOLDER RIGHTS PLAN

      One preferred stock purchase right is outstanding for each outstanding share of the Company's common stock, and the Company intends to issue those rights along with future issuances of common shares. The rights become exercisable only if a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. Prior to the rights becoming exercisable, the Company may redeem the rights for $0.03 per right. If the rights become exercisable, the Company may exchange each right for one share of common stock providing that 50% of the Company has not been acquired. The rights expire in 2009.

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

      For purposes of the pro forma disclosures presented in Note 2, the estimated fair values of the option grants are amortized to expense over the options' vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model for grants made subsequent to the Company's initial public offering in August 1999, and the minimum value method in all prior periods, with the following weighted-average assumptions:

                                                                 YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                          2002            2001         2000
                                                          ----            ----         -----
Dividend yield...................................          0.0%            0.0%         0.0%
Risk-free interest rate..........................          2.5%            4.5%         5.0%
Volatility.......................................         93.5%          105.3%        95.0%
Expected life (years)............................          5.0       5.0 to 7.0         5.0

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

      In 2002, 2001 and 2000, the Company recorded compensation expense of $15,960, $10,938 and $145,758, respectively relating to stock options granted below the estimated fair value of the Company's common stock, with a corresponding credit to additional paid-in capital.

      Transactions related to all stock options are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                      2002                     2001                       2000
                                             ----------------------   ------------------------  -----------------------
                                                           Weighted                  Weighted                  Weighted
                                                Shares      Average      Shares       Average       Shares      Average
                                                 Under     Exercise       Under      Exercise        Under     Exercise
                                                 Option      Price       Option        Price        Option       Price
                                             ----------    --------   -----------   ----------  -----------    ---------
Beginning Balance.........................      712,131    $  7.03        377,996   $    19.86      268,241    $  21.33

Granted with exercise price...............
    equal to stock value..................      156,500       3.04        522,000         2.00      157,000       17.76
Exercised.................................      (14,502)      1.84            --           --          (843)       9.00
Forfeited.................................     (494,082)      6.41       (187,865)       19.03      (46,402)      21.42
                                             ----------               -----------               -----------
Outstanding...............................      360,047    $  6.28        712,131   $     7.03      377,996    $  19.86
                                             ============             ===========               ===========
    Exercisable at end of year............      129,538                   164,056                   196,339
                                             ==========               ===========               ===========

      Of the options granted in 2001, 50,000 options, with an exercise price of $2.00 per share, were issued as part of the cost of the acquisition discussed in
Note 1. Of the options outstanding at December 31, 2002, 12,500, with an exercise price of $2.00 per share, vest in 2007, or if performance targets are met, in 2003. The majority of the remaining unexercisable options vest in 2003 and 2004.

      Information regarding options outstanding and exercisable at December 31, 2002 is summarized as follows:

                                        Options Outstanding                   Options Exercisable
                                  --------------------------------    ---------------------------------
                                  Weighted Average
                                    Remaining          Weighted                           Weighted
                       Number     Contractual Life      Average         Number       Average Exercisable
Exercise Price      Outstanding     (in years)      Exercise Price    Exercisable           Price
--------------      -----------   ----------------  --------------    -----------    ------------------
         $ 1.25         16,500           8.25        $    1.25              5,500          $  1.25
$ 2.00 - $ 2.78        138,000           8.69             2.22             35,334             2.20
$ 2.99 - $ 6.38        155,749           8.63             3.89             39,402             4.95
$ 9.00 - $10.32         13,132           6.37             9.15             12,636             9.11
         $33.00         36,666           6.59            33.00             36,666            33.00
                     ---------                                        -----------
                       360,047           8.34        $    6.28            129,538          $ 12.39
                     =========                                        ===========

      The options have terms of ten years. Under the Company's Plan, 166,275 shares were available for grant as awards or options at December 31, 2002.

                              QUOTESMITH.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

      The weighted average fair value per share of options granted were as follows:

                       2002        2001          2000
                      ------      ------        -------
                      $ 2.20      $ 1.64        $ 13.05


8. COMMITMENTS AND CONTINGENCIES

      As of December 31, 2002, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $302,000 in 2003. In addition, the Company must pay its proportionate share of taxes and operating costs for the Darien lease site.

      Rent expense was $268,000 in 2000, $320,000 in 2001 and $428,000 in 2002.

      The Company has employment agreements with two of its executives under which the Company would be required to pay severance of one to two years of annual salary to terminate those agreements. The Company has an employment agreement with one additional executive under which the Company would be required to pay severance of one year of annual salary in the event of a change in control.

      The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.

9. COMPUTER SOFTWARE

      In connection with its auto insurance brokerage business, the Company had developed an auto rating engine and order fulfillment technology that was launched in January 2002. However, the Company was unable to secure an adequate number of agency appointments and the handling costs of this business were higher than anticipated. Therefore, in the third quarter of 2002, the Company discontinued the use of this software in favor of using an outsourced technology solution. This decision resulted in an impairment of $337,000 representing the entire remaining amount of these computer software costs, included in operations expenses in 2002.