Form 10-Q
period 2003-03-31
QUOTESMITH COM INC
filed 2003-05-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003.

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). | | Yes |X| No

The number of outstanding shares of the regisrant's common stock was 4,909,731 net of treasury shares, on May 8, 2003.

                                      INDEX

                                                                                                                       PAGE
                                                                                                                       ----
                                             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets..........................................................................................         3

         Statements of Operations................................................................................         4

         Statements of Stockholders' Equity......................................................................         5

         Statements of Cash Flows................................................................................         6

         Notes to Financial Statements...........................................................................         7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................        20

Item 4.  Controls and Procedures.................................................................................        21

                                              PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................        21

Item 2.  Changes in Securities and Use of Proceeds...............................................................        21

Item 3.  Defaults Upon Senior Securities.........................................................................        21

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................        21

Item 5.  Other Information.......................................................................................        21

Item 6.  Exhibits and Reports on Form 8-K........................................................................        21

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS

                                                                                   MARCH 31,             DECEMBER 31,
                                                                                     2003                    2002
                                                                                 (UNAUDITED)
                                                                                 ------------            ------------
                                                  ASSETS

Cash and equivalents .................................................           $  1,224,520            $  1,639,909
Fixed maturity investments -
   available for sale at fair value ..................................              6,452,330               8,823,890
Commissions receivable, less allowances (2003 -- $169,000;
   2002 -- $197,000) .................................................              1,089,132               1,125,544
Other assets .........................................................                423,779                 324,686
                                                                                 ------------            ------------
Total current assets .................................................              9,189,761              11,914,029
Fixed maturity investments-
   available for sale at fair value ..................................              8,432,727               5,843,988
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 2003--$2,449,000; 2002--$2,284,000) ....                720,029                 885,469
Intangible assets at cost, less accumulated amortization
   (2003--$637,000; 2002--$517,000) ..................................                795,928                 915,317
                                                                                 ------------            ------------

Total assets .........................................................           $ 19,138,445            $ 19,558,803
                                                                                 ============            ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities .......................................................           $  1,395,923            $  1,428,601
                                                                                 ------------            ------------
Total current liabilities ............................................              1,395,923               1,428,601

Long-term capital lease obligations ..................................                 21,709                  35,018
                                                                                 ------------            ------------

Total liabilities ....................................................              1,417,632               1,463,619

Commitments and contingencies ........................................                     --                      --

Stockholders' equity:
    Common stock, $.003 par value;
      shares authorized:  60,000,000; shares issued:
      2003--7,269,072; 2002--7,268,072 ...............................                 21,807                  21,804
    Additional paid-in capital .......................................             63,973,979              63,972,732
    Retained-earnings deficit ........................................            (42,600,653)            (42,187,861)
    Treasury stock at cost: 2,359,341 shares .........................             (3,793,985)             (3,793,985)
    Accumulated other comprehensive income ...........................                119,665                  82,494
                                                                                 ------------            ------------
Total stockholders' equity ...........................................             17,720,813              18,095,184
                                                                                 ------------            ------------
Total liabilities and stockholders'
   equity ............................................................           $ 19,138,445            $ 19,558,803
                                                                                 ============            ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS

                                                         QUARTER ENDED
                                                           MARCH 31,
                                                 ------------------------------
                                                    2003               2002
                                                    ----               ----
                                                         (UNAUDITED)
Revenues:
   Commissions and fees ..................       $ 2,557,062        $ 2,492,646
   Other .................................            14,499             79,408
                                                 -----------        -----------
Total revenues ...........................         2,571,561          2,572,054
Expenses:
   Selling and marketing .................         1,302,573            587,711
   Operations ............................           972,412          1,933,561
   General and administrative ............           800,965            853,066
                                                 -----------        -----------
Total expenses ...........................         3,075,950          3,374,338
                                                 -----------        -----------
Operating  loss ..........................          (504,389)          (802,284)
Interest income ..........................            91,597            102,061
                                                 -----------        -----------

Net loss .................................       $  (412,792)       $  (700,223)
                                                 ===========        ===========
Net loss per common
   share, basic and diluted ..............       $     (0.08)       $     (0.14)
                                                 ===========        ===========
Weighted average common
   shares and equivalents
   outstanding, basic and diluted ........         4,909,331          5,108,578

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        COMMON STOCK
                                        ------------                                                   ACCUMULATED
                                   NUMBER OF              ADDITIONAL      RETAINED-                       OTHER           TOTAL
                                    SHARES        PAR       PAID-IN       EARNINGS       TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                                    ISSUED       VALUE      CAPITAL        DEFICIT         STOCK          INCOME          EQUITY
                                    ------       -----      -------        -------         -----          ------          ------
2002:
 Balance at January 1 .......      7,253,570    $21,761   $63,930,061   $(39,461,293)   $(2,595,343)     $ 20,096     $ 21,915,282
 Net loss ...................             --         --            --     (2,726,568)            --            --       (2,726,568)
 Other comprehensive gain-
   unrealized gain on
     investments ............             --         --            --             --             --        62,398           62,398
                                                                                                                      ------------
 Total comprehensive loss ...                                                                                           (2,664,170)
 Purchase of 446,050 treasury
   shares ...................             --         --            --             --     (1,198,642)           --       (1,198,642)
 Proceeds from sale of
   common stock:
   -exercise of stock options         14,502         43        26,711             --             --            --           26,754
 Employee stock compensation              --         --        15,960             --             --            --           15,960
                                   ---------    -------   -----------   ------------    -----------      --------     ------------
 Balance at December 31 .....      7,268,072     21,804    63,972,732    (42,187,861)    (3,793,985)       82,494       18,095,184
Three months ended
 March 31, 2003 (unaudited)
 Net loss ...................             --         --            --       (412,792)            --            --         (412,792)
 Other comprehensive gain-
   unrealized gain on
     investments ............             --         --            --             --             --        37,171           37,171
                                                                                                                      ------------
 Total comprehensive loss ...                                                                                             (375,621)
 Proceeds from sale of
   common stock:
   -exercise of stock options          1,000          3         1,247             --             --            --            1,250
                                   ---------    -------   -----------   ------------    -----------      --------     ------------
 Balance at March 31, 2003
   (unaudited) ..............      7,269,072    $21,807   $63,973,979   $(42,600,653)   $(3,793,985)     $119,665     $ 17,720,813
                                   =========    =======   ===========   ============    ===========      ========     ============

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS

                                                            QUARTER ENDED
                                                               MARCH 31,
                                                               ---------
                                                        2003            2002
                                                        ----            ----
                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................     $  (412,792)     $  (700,223)
     Adjustments to reconcile to net cash
       provided (used) by operating activities:
         Depreciation expense .................         165,440          254,133
         Amortization .........................         171,539           34,550
         Accounts payable and
           accrued liabilities ................         (34,220)         321,378
         Commissions receivable ...............          36,412          145,736
         Other assets .........................         (99,093)          15,791
                                                    -----------      -----------
     Net cash provided (used) by operating
       activities .............................        (172,714)          71,365

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ...................      (4,132,158)      (6,818,285)
   Proceeds from investment maturities ........       3,900,000        6,900,000
   Purchases of furniture,
     equipment, and computer software .........              --          (34,977)
                                                    -----------      -----------
   Net cash provided (used) by investing
     activities ...............................        (232,158)          46,738

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock ................              --       (1,097,742)
   Issuance of common stock ...................           1,250               --
   Payment of capital lease obligation ........         (11,767)         (10,404)
                                                    -----------      -----------
   Net cash used by financing
     activities ...............................         (10,517)      (1,108,146)
                                                    -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS .....        (415,389)        (990,043)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ........................       1,639,909        4,033,192
                                                    -----------      -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ..............................     $ 1,224,520      $ 3,043,149
                                                    ===========      ===========

                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANACIAL STATEMETS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS

      Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage. The Company owns and operates a comprehensive, online consumer insurance information service, accessible at either www.quotesmith.com or www.insure.com, which caters to the needs of self-directed insurance shoppers. The Company provides a large array of comparative auto, life, homeowners and health insurance quotes, combined with information and decision-making tools. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies for twelve different product lines and allows any user to purchase insurance from the company of their choice. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces. The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel, and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

                                                       QUARTER ENDED
                                                         MARCH 31,
                                                         ---------
                                                     2003           2002
                                                     ----           ----
              Net loss as reported                $(412,792)     $(700,223)
      Less pro forma stock compensation using
          fair value method                        (146,095)       (54,911)
                                                  ---------      ---------
              Pro forma net loss                  $(558,887)     $(755,134)
                                                  =========      =========
      Pro forma net loss per common share,
              basic and diluted                   $   (0.11)     $    (.15)
                                                  =========      =========

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

4. COMPREHENSIVE LOSS

      For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:

                                                                        QUARTER ENDED
                                                                          MARCH 31,
                                                                          ---------
                                                                     2003            2002
                                                                     ----            ----
     Net loss..............................................    $     (412,792)   $   (700,223)
     Unrealized gain (loss) on investments.................            37,171         (31,108)
                                                               --------------    -------------
         Comprehensive loss................................    $     (375,621)   $    (731,331)
                                                               ==============    =============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to achieve and sustain profitability; demand for life insurance; effects of the war in Iraq on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital. See the section entitled "Factors That May Affect Our Future Operating Results" for a description of these and other risks, uncertainties, and factors.

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

OVERVIEW

      We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We occasionally receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter or our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. To a lesser extent, we also generate revenues from the receipt of fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.

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

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Revenues

      Revenues decreased less than $500, and totaled $2.57 million in the first quarters of both 2003 and 2002. Commissions and fees increased $64,000, or 2.6% in the first quarter of 2003 compared to the same period in the prior year. Although policies sold decreased 20% to 4,033 in 2003 from 5,056 in 2002, the average commission and fee revenue per policy sold increased to $634 from $493 in the first quarter of 2002, an increase of 29%. Advertising and content sale revenue declined $65,000 in the first quarter of 2003 when compared to the first quarter of 2002, as we no longer sell advertising on our web sites and do not sell our content to others.

Expenses

      Selling and Marketing. We decided to increase selling and marketing expenses in 2003 in an effort to support our new Insure.com brand name and to increase our traffic. As a result, selling and marketing expenses increased $715,000, or 122% during the first quarter of 2003 when compared to the same period in 2002. This included the placement of several new radio advertisements, a medium we were not using during the first quarter of 2002. We believed that we were in a position to make this investment in marketing because of reduced operations costs, as described below.

      Operations. Operations expenses decreased 50% to $972,000 for the quarter ended March 31, 2003, compared to $1.9 million for the same period in 2002. The decrease in operations expenses is the result of our previously announced cost reduction measures, including the use of our new online order fulfillment technology, which has significantly reduced our handling costs per policy. The operating costs per paid policy decreased to $241 for the quarter ended March 31, 2003 from $382 per paid policy for the quarter ended March 31, 2002, a decline of 37%.

      General and Administrative. General and administrative expenses declined approximately $52,000 or 6%, from $853,000 for the quarter ended March 31, 2002, to $801,000 for the quarter ended March 31, 2003. There were small decreases in a number of expense categories, which made up the decrease.

Interest Income

      Interest income was $92,000 in the first quarter of 2003 compared to $102,000 in the first quarter of 2002. The decrease in interest income reflects a slightly smaller investment portfolio as well as lower interest rates.

Income Taxes (Credit)

      We had no income tax credit for 2003 and 2002 due to valuation allowances provided against net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      We currently expect that the cash and fixed maturity investments of $16.1 million at March 31, 2003 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

      Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed income portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, purchases of furniture, equipment and software, and the acquisition of treasury stock.

      Cash used by operating activities was approximately $173,000 for the first quarter of 2003, compared with cash provided by operating activities of $71,000 for the same period in 2002. Cash was used by operating activities in the first quarter of 2003 primarily to fund the net loss for the period, as well as to pay for an increase in other assets and to decrease accounts payable and accrued liabilities. In the first quarter of 2002, the net loss was offset by non-cash charges for depreciation and amortization, along with a decrease in commissions receivable and an increase in accounts payable and accrued liabilities.

      Cash used by investing activities was $232,000 in the first quarter of 2003, compared with cash provided by investing activities of approximately $47,000 in the first quarter of 2002. During 2003, the purchase of investments exceeded maturities, as we have reduced our cash balance in favor of having more funds invested in fixed income securities.

      Cash used by financing activities was $11,000 in the first quarter of 2003, compared with approximately $1.1 million used by financing activities for the same period in 2002. The cash used by financing activities in the first quarter of 2002 represents primarily funds used to purchase our common stock under our share repurchase programs. No shares were repurchased during the first quarter of 2003.

      We have found that the first six months of the year is a better advertising environment than the last six months of the year for delivering our message to the consumers we wish to reach. Accordingly, we tend to incur higher advertising expenses in the first two quarters of the year than in the last two quarters.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS

OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

      Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, and through the quarter ended March 31, 2003. Because of our overhead structure, including the ongoing costs of employing highly skilled technical personnel, we need to generate significantly higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we may introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

      For the quarter ended March 31, 2003, approximately 66% of our revenue was derived from the sale of new individual term life insurance policies. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and continue to decline in 2003. This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

WE MAY GENERATE LIMITED REVENUES FROM THE INSURE.COM WEB SITE, UNLESS WE CAN SUCCESSFULLY MIGRATE ITS BUSINESS MODEL FROM AN ADVERTISER-SUPPORTED MODEL TO AN INSURANCE-TRANSACTION MODEL

      Our success will depend in part upon our ability to realize commission and fee revenue derived from visitors to the insurance content and tools of Insure.com, who then migrate to our insurance price comparison engines in order to engage in an insurance transaction. Business risks associated with owning this site include:

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

WE MAY GENERATE LIMITED REVENUES BECAUSE CONSUMERS CAN OBTAIN FREE QUOTES AND OTHER INFORMATION WITHOUT PURCHASING INSURANCE THROUGH OUR WEB SITES

      We generate commission revenues only if a consumer purchases insurance through our service. Consumers can access our Web sites and obtain quotes and other information free of charge without any obligation to purchase insurance through us. Because all of the insurance policies quoted at our Web sites can be purchased through sources other than us, consumers may take the quotes and other information that we provide to them and purchase one of our quoted policies from the agent or broker of their choice. If consumers only use our Web sites for insurance quote information purposes, we will not generate revenues and our business would be significantly harmed.

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

      Our quarterly revenues and operating results have fluctuated widely in the past and we expect them to continue to fluctuate widely in the future. Causes of these fluctuations could or have included, among other factors:

  - dramatic swings in monthly unique visitors from one month to the next without any forewarning;

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

  - volatility in bonus commissions from insurance companies, which typically are highest in the fourth quarter;

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

WE DO NOT HAVE AGENCY CONTRACTS WITH ALL OF THE INSURANCE COMPANIES WE QUOTE ON OUR WEB SITES AND SOME INSURANCE COMPANIES MAY REFUSE TO PARTICIPATE IN OUR DATABASE OR REFUSE TO DO BUSINESS WITH US

      While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web sites, we currently hold agency contracts with 181 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web sites have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS MAY NOT GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

      As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. During the first quarter of 2003, we generated fee revenues totaling $494,000 from these sources. Most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

  -   training, integrating, and managing our employee base.

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

      We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, in 2000 we paid $11,500, in 2001 we paid $7,500 and for the year ended December 31, 2002, we paid $10,000 in such cash rewards. During the first quarter of 2003, we paid $3,000 in cash rewards. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operating results.

                     RISKS RELATED TO THE INSURANCE INDUSTRY

OUR BONUS COMMISSION REVENUES ARE HIGHLY UNPREDICTABLE WHICH MAY CAUSE FLUCTUATIONS IN OUR OPERATING RESULTS

      Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions will be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both factors over which we have no control. Insurance companies often change their prices during the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount of bonus commission we receive in any particular quarter or year, and these amounts may fluctuate significantly.

THE INSURANCE SALES INDUSTRY IS INTENSELY COMPETITIVE, AND IF WE FAIL TO SUCCESSFULLY COMPETE IN THIS INDUSTRY OUR MARKET SHARE AND BUSINESS WILL BE HARMED

      The markets for the products and services offered on our site are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements, and changing consumer demands. We compete with traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as InsWeb Corporation and SelectQuote.

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

  -   regulate the methods by which we conduct our sales efforts; and

  -   approve policy forms and regulate some premium rates.

      Due to the complexity, periodic modification, and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws. Failure to comply with these numerous laws could result in fines, additional licensing requirements, the revocation of our license in the particular jurisdiction or limits on our ability to operate in some states. These penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OTHER ELECTRONIC COMMERCE IS UNSETTLED, AND FUTURE REGULATIONS COULD FORCE US TO CHANGE THE WAY WE DO BUSINESS OR MAKE OPERATING OUR BUSINESS MORE COSTLY

      As a company involved in the sale of insurance over the Internet, we are subject to additional regulatory risk as insurance regulations have not been fully modified to cover Internet transactions. Currently, many state insurance regulators are exploring the need for specific regulation of insurance premium quoting and/or sales over the Internet. Any new regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the laws governing general commerce on the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business.

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

OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

      The market price of our common stock is highly volatile and is subject to wide fluctuations. The Nasdaq stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate fluctuations, could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

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

      As of May 8, 2003, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

CONTINUED TERRORIST ATTACKS OR WAR COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND ADVERSELY AFFECT OUR STOCK PRICE, OPERATIONS, AND PROFITABILITY.

            The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has recently taken military action in Iraq. Terrorist attacks and war in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of our customers or suppliers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and investments in a variety of securities including both government and corporate obligations and money market funds.

      Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized gains on those investments totaled $119,665 at March 31, 2003, and $82,494 at December 31, 2002.

      We did not hold any derivative financial instruments as of March 31, 2003, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

      Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4. CONTROLS AND PROCEDURES

      The Chief Executive Officer and Chief Financial Officer of Quotesmith.com, Inc, have reviewed and evaluated the disclosure controls and procedures of the Company and found them to be both adequate and effective. This review was conducted within 90 days of the filing date of this quarterly report.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the aforementioned evaluations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. As of March 31, 2003, our balance sheet reflected approximately $14.9 in investments and $1.2 in cash and cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, and for general operating activities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit Number    Description
              --------------    -----------
              99.1              Statement of Chief Executive Officer Pursuant to
                                Section 1350

              99.2 Statement of Chief Executive Financial Pursuant to Section 1350

        (b)   Reports on Form 8-K

              No reports were filed on Form 8-K for the quarter ended March 31, 2003.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               QUOTESMITH.COM, INC.


Date: May 8, 2003
                               By: /s/ PHILLIP A. PERILLO
                               --------------------------
                               Phillip A. Perillo
                               Senior Vice President and Chief Financial Officer

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

            Date: May 8, 2003


                                                        /s/ ROBERT.S.BLAND
                                                        ------------------
                                                        Robert S. Bland
                                                        Chief Executive Officer

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

            Date: May 8, 2003


                                                         /s/ PHILLIP A. PERILLO
                                                         ----------------------
                                                         Phillip A. Perillo
                                                         Chief Financial Officer