Form 10-Q
period 2003-06-30
QUOTESMITH COM INC
filed 2003-08-13
CIK 1079996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     for the transition period from                    to                      .
                                   --------------------   ---------------------




                              QUOTESMITH.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                        36-3299423
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ]Yes [x] No

The number of outstanding shares of the registrant's common stock was 4,911,731 net of treasury shares, on August 7, 2003.

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



PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              QUOTESMITH.COM, INC.
                                 BALANCE SHEETS


                                                                      JUNE 30,      DECEMBER 31,
                                                                        2003           2002
                                                                     (UNAUDITED)
                                                                    ------------    ------------
                        ASSETS

Cash and equivalents ............................................   $    808,468    $  1,639,909
Fixed maturity investments -
   available for sale at fair value .............................      2,917,801       8,823,890
Commissions receivable, less allowances (2003 -- $168,000;
  2002 -- $197,000) .............................................      1,162,300       1,125,544
Other assets ....................................................        272,727         324,686
                                                                    ------------    ------------
Total current assets ............................................      5,161,296      11,914,029
Fixed maturity investments-
    available for sale at fair value ............................     11,824,475       5,843,988
Furniture, equipment, and computer software at cost, less
   accumulated depreciation ( 2003--$2,592,000;
   2002--$2,284,000) ............................................        621,565         885,469
Intangible assets at cost, less accumulated amortization
   ( 2003--$756,000; 2002--$517,000) ............................        676,539         915,317
                                                                    ------------    ------------

Total assets ....................................................   $ 18,283,875    $ 19,558,803
                                                                    ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
   liabilities ..................................................   $  1,004,767    $  1,428,601
                                                                    ------------    ------------
Total current liabilities .......................................      1,004,767       1,428,601

Long-term capital lease obligations .............................          7,984          35,018
                                                                    ------------    ------------

Total liabilities ...............................................      1,012,751       1,463,619

Commitments and contingencies ...................................             --              --

Stockholders' equity:
      Common stock, $.003 par value;
        shares authorized:  60,000,000; shares issued:
        2003--7,269,072; 2002--7,268,072 ........................         21,807          21,804
      Additional paid-in capital ................................     63,973,979      63,972,732
      Retained-earnings deficit .................................    (42,909,047)    (42,187,861)
      Treasury stock at cost: 2,359,341 shares ..................     (3,793,985)     (3,793,985)
      Accumulated other comprehensive income (loss) .............        (21,630)         82,494
                                                                    ------------    ------------
Total stockholders' equity ......................................     17,271,124      18,095,184
                                                                    ------------    ------------
Total liabilities and stockholders'
   equity .......................................................   $ 18,283,875    $ 19,558,803
                                                                    ============    ============



                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF OPERATIONS




                                                 QUARTER ENDED                SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                              --------------------           -------------------
                                              2003            2002           2003           2002
                                              ----            ----           ----           ----
                                                  (UNAUDITED)                    (UNAUDITED)
Revenues:
   Commissions and fees .................  $ 2,511,302    $ 3,150,312    $ 5,068,364    $ 5,647,853
   Other ................................         (942)        43,568         13,557        118,081
                                           -----------    -----------    -----------    -----------
Total revenues ..........................    2,510,360      3,193,880      5,081,921      5,765,934
Expenses:
   Selling and marketing ................    1,356,387        666,742      2,658,960      1,254,453
   Operations ...........................      837,616      2,014,118      1,810,028      3,947,679
   General and administrative ...........      815,723        810,627      1,616,688      1,663,693
                                           -----------    -----------    -----------    -----------
Total expenses ..........................    3,009,726      3,491,487      6,085,676      6,865,825
                                           -----------    -----------    -----------    -----------
Operating  loss .........................     (499,366)      (297,607)    (1,003,755)    (1,099,891)
Interest Income .........................       97,898         75,766        189,495        177,828
Realized gains on sale of securities ....       93,074             --         93,074             --
                                           -----------    -----------    -----------    -----------

Net loss ................................  $  (308,394)   $  (221,841)   $  (721,186)   $   922,063)
                                           ===========    ===========    ===========    ===========
Net loss per common
   share, basic and diluted .............  $     (0.06)   $     (0.04)   $     (0.15)         (0.18)
                                           ===========    ===========    ===========    ===========
Weighted average common
   shares and equivalents
   outstanding, basic and diluted .......    4,909,731      4,934,229      4,909,532      5,020,922






                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                       COMMON STOCK
                                       ------------                                                   ACCUMULATED
                                  NUMBER OF               ADDITIONAL     RETAINED-                        OTHER          TOTAL
                                   SHARES       PAR        PAID-IN       EARNINGS        TREASURY     COMPREHENSIVE   STOCKHOLDERS'
                                   ISSUED      VALUE       CAPITAL        DEFICIT          STOCK       INCOME (LOSS)     EQUITY
                                   ------      -----       -------        -------          -----       -------------     ------
2002:
   Balance at January 1 ......... 7,253,570  $   21,761  $ 63,930,061  $(39,461,293)   $ (2,595,343)   $     20,096   $ 21,915,282
   Net loss .....................        --          --            --    (2,726,568)             --              --     (2,726,568)
   Other comprehensive gain-
     unrealized gain on
       investments ..............        --          --            --            --              --          62,398         62,398
                                                                                                                      ------------
   Total comprehensive loss .....(2,664,170)
   Purchase of 446,050 treasury
     shares .....................        --          --            --            --      (1,198,642)             --     (1,198,642)
   Proceeds from sale of
     common stock:
     -exercise of stock options..    14,502          43        26,711            --              --              --         26,754
   Employee stock compensation...        --          --        15,960            --              --              --         15,960
                                 ----------  ----------  ------------  ------------    ------------    ------------   ------------
   Balance at December 31  ...... 7,268,072      21,804    63,972,732   (42,187,861)     (3,793,985)         82,494     18,095,184
Six months ended
   June 30, 2003 (unaudited)
   Net loss .....................        --          --            --      (721,186)             --              --       (721,186)
   Other comprehensive loss-
     unrealized loss on
       investments ..............        --          --            --            --              --        (104,124)      (104,124)
                                                                                                                      ------------
   Total comprehensive loss .....  (825,310)
   Proceeds from sale of
     common stock:
     -exercise of stock options..     1,000           3         1,247            --              --              --          1,250
                                 ----------  ----------  ------------  ------------    ------------    ------------   ------------

   Balance at June 30, 2003
     (unaudited) ................ 7,269,072  $   21,807  $ 63,973,979  $(42,909,047)   $ (3,793,985)   $    (21,630)  $ 17,271,124
                                 ==========  ==========  ============  ============    ============    ============   ============



                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                            STATEMENTS OF CASH FLOWS


                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                  2003            2002
                                                  ----            ----
                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...............................   $   (721,186)   $   (922,063)
     Adjustments to reconcile to net cash
       used by operating activities:
         Depreciation expense .............        308,862         505,857
         Amortization .....................        261,291         100,712
         Accounts payable and
           accrued liabilities ............       (426,966)         34,387
         Commissions receivable ...........        (36,756)       (216,076)
         Other assets .....................         51,959          (9,999)
                                              ------------    ------------
     Net cash used by operating
       activities .........................       (562,796)       (507,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments ...............    (11,313,934)    (11,882,449)
   Proceeds from investment maturities ....      6,900,000      12,400,000
   Proceeds from sales of investments .....      4,212,900               -
   Purchases of furniture,
     equipment, and computer software .....        (44,958)        (51,019)
                                              ------------    ------------
   Net cash provided (used) by investing
     activities ...........................       (245,992)        466,532

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of treasury stock ............              -      (1,097,742)
   Issuance of common stock ...............           1250               -
   Payment of capital lease obligation ....        (23,903)        (21,135)
                                              ------------    ------------
   Net cash used by financing
     activities ...........................        (22,653)     (1,118,877)
                                              ------------    ------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS       (831,441)     (1,159,527)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ....................      1,639,909       4,033,192
                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT
   AT END OF PERIOD .......................   $    808,468    $  2,873,665
                                              ============    ============




                             See accompanying notes.

                              QUOTESMITH.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  DESCRIPTION OF BUSINESS

         Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage. The Company owns and operates a comprehensive, online consumer insurance information service, accessible at either www.quotesmith.com or www.insure.com, which caters to the needs of self-directed insurance shoppers. The Company provides a large array of comparative auto, life, homeowners and health insurance quotes, combined with information and decision-making tools. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 300 insurance companies and allows any user to purchase insurance from the company of their choice. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces. The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel, and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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


                                                       QUARTER ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                        2003           2002             2003           2002
                                                        ----           ----             ----           ----
         Net loss.................................   $ (308,394)  $   (221,841)     $   (721,186)  $  (922,063)
         Less pro forma stock compensation
            using fair value method...............      (48,560)       (54,911)          (99,237)     (109,822)
                                                     -----------  -------------     -------------  ------------
         Pro forma net loss.......................   $ (356,954)  $   (276,752)     $   (820,423)  $(1,031,885)
                                                     ===========  =============     =============  ============
         Pro forma net loss per common share,
            basic and diluted.....................   $    (0.07)  $      (0.06)     $      (0.17)  $     (0.21)
                                                     ===========  =============     =============  ============

3.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company's financial position.


4.  COMPREHENSIVE LOSS

         For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:


                                                      QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        2003          2002              2003           2002
                                                        ----          ----              ----           ----
         Net loss.................................   $ (308,394)  $   (221,841)     $   (721,186)  $  (922,063)
         Unrealized gain (loss) on investments....     (141,295)         3,262          (104,124)      (27,846)
                                                     -----------  ------------       ------------  ------------
             Comprehensive loss...................   $ (449,689)  $   (218,579)     $   (825,310)  $  (949,909)
                                                     ==========   =============     ============   ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation: our ability to achieve and sustain profitability; demand for life insurance; effects of the hostilities in Iraq and elsewhere on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital. See the section entitled "Factors That May Affect Our Future Operating Results" for a description of these and other risks, uncertainties, and factors.

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


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

Revenues

          Revenues for the quarter totaled $2.51 million, a decrease of $684,000 from the same quarter in the prior year. Commissions and fees decreased $639,000, or 20.3% in the second quarter of 2003 compared 2002. Although policies sold decreased 35% to 4,110 in 2003 from 6,343 in 2002, average revenue per policy sold increased to $611 from $504 in the second quarter of 2002, an increase of 21%. Advertising and content sale revenue declined $44,000 in the second quarter of 2003 when compared to the second quarter of 2002, as we no longer sell advertising on our web sites and do not sell our content to others. Revenues for the six months ended June 30, 2003 totaled $5.08 million, a decrease of $684,000 from revenues recorded during the same period in the prior year. Total policies sold declined 3,256, or 29%, from 11,399 during the first six months of 2002 to 8,143 this year. The effect of this decrease was somewhat mitigated by an increase in total revenue per policy sold of $112, to $624 in 2003 from $512 in the first six months of last year. In total, commissions and fees decreased $579,000, while advertising and content sales declined $105,000.

Expenses

          Selling and Marketing. We decided to increase selling and marketing expenses in 2003 in an effort to support our new Insure.com brand name and to increase our traffic. As a result, selling and marketing expenses increased $690,000, or 103% during the second quarter of 2003 when compared to the same period in 2002, and increased $1,405,000, or 112%, in the six months ended June 30, 2003 compared to the first six months of 2002. This included the placement of several new radio advertisements, a medium we were not using during 2002. We believed that we were in a position to make this investment in marketing because of reduced operations costs, as described below. We have found that the first six months of the year is a better advertising environment than the last six months of the year for delivering our message to the consumers we wish to reach. Accordingly, we tend to incur higher advertising expenses in the first two quarters of the year than in the last two quarters.

          Operations. Operations expenses decreased 58% to $838,000 for the quarter ended June 30, 2003, compared to $2.0 million for the same period in 2002, and decreased $2.1 million, or 54%, for the six months ended June 30, 2003. The decrease in operations expenses is the result of our previously announced cost reduction measures, including the use of our new online order fulfillment technology, which has significantly reduced our handling costs per policy. The operations costs per paid policy decreased to $204 for the quarter ended June 30, 2003 from $318 per paid policy for the quarter ended June 30, 2002, a decline of 36%. Year to date, our operations costs per policy sold were $222, a decrease of $128 from the same period in the prior year.

          General and Administrative. General and administrative expenses increased approximately $5,000 or 0.6%, from $811,000 for the quarter ended June 30, 2002, to $816,000 for the quarter ended June 30, 2003, and decreased $47,000, or 2.8%, during the first six months of 2003 compared to the same period in 2002.

Investment Income

           Interest income was $98,000 in the second quarter of 2003 compared to $76,000 in the second quarter of 2002. For the six months ended June 30, 2003, interest income was $189,000, an increase of $12,000 over the prior year. The increase in interest income reflects a larger fixed income investment portfolio, primarily as a result of keeping smaller cash balances. During the second quarter, we sold fixed income investments in order to realize gains of $93,000. The proceeds were reinvested in fixed income securities.

Income Taxes (Credit)

          We had no income tax credit for 2003 and 2002 due to valuation allowances provided against net deferred tax assets.



LIQUIDITY AND CAPITAL RESOURCES

         We currently expect that the cash and fixed maturity investments of $15.6 million at June 30, 2003 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock. If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

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

          Cash used by operating activities was approximately $563,000 for the first six months of 2003, compared with cash used by operating activities of $507,000 for the same period in 2002. Cash was used by operating activities in the first six months of 2003 primarily to fund the net loss for the period, as well as to decrease accounts payable and accrued liabilities. In the first six months of 2002, cash was used to fund the net loss and an increase in commissions receivable. Non-cash charges for depreciation and amortization totaled $570,000 in 2003 and $607,000 in 2002.

          Cash used by investing activities was $246,000 in the first six months of 2003, compared with cash provided by investing activities of approximately $467,000 in the same period of 2002. During 2003, the purchase of investments exceeded maturities and sales, as we have reduced our cash balance in favor of having more funds invested in fixed income securities.

          Cash used by financing activities was $23,000 in the first six months of 2003, compared with approximately $1.1 million used by financing activities for the same period in 2002. The cash used by financing activities in the first six months of 2002 represents primarily funds used to purchase our common stock under our share repurchase programs. No shares were repurchased during the same period of 2003.




FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

                          RISKS RELATED TO OUR BUSINESS


OUR INTERNET-BASED INSURANCE SERVICE HAS NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE

         Our first complete year of focusing on our Internet-based insurance service was 1997. We incurred operating losses each year subsequent to 1997, and through the quarter ended June 30, 2003. Because of our overhead structure, including the ongoing costs of employing highly skilled technical personnel, we need to generate significantly higher revenues in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we may introduce a number of new products and services that may or may not be profitable for us.

IF THE TERM LIFE INSURANCE INDUSTRY DECLINES, OUR BUSINESS WILL SUFFER BECAUSE A SUBSTANTIAL PORTION OF OUR REVENUES ARE CURRENTLY DERIVED FROM CONSUMERS PURCHASING TERM LIFE INSURANCE THROUGH US

         For the six months ended June 30, 2003, approximately 68% of our revenue was derived from the sale of new individual term life insurance policies. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining and may continue to decline in 2003. This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

         While we obtain the information contained in our database directly from over 300 insurance companies being quoted and listed at our Web sites, we currently hold agency contracts with 189 of these insurance companies. We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company's product from a consumer. In the past a number of insurance companies quoted on our Web sites have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

OUR STRATEGIC RELATIONSHIPS AND AGREEMENTS MAY NOT GENERATE A MATERIAL AMOUNT OF REVENUES FOR US

         As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. During the first six months of 2003, we generated fee revenues totaling $869,000 from these sources. Most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

IF OUR QUOTES ARE INACCURATE AND WE MUST PAY OUT CASH REWARD GUARANTEES, OUR BUSINESS COULD BE HARMED

         We offer consumers a $500 cash reward guarantee that we provide an accurate quote. In 1999 we paid $12,000, in 2000 we paid $11,500, in 2001 we paid $7,500 and for the year ended December 31, 2002, we paid $10,000 in such cash rewards. During the first six months of 2003, we paid $6,500 in cash rewards. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operating results.



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

         In addition, because we are appointed as an agent for only 189 of the over 300 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.


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

         In addition, as the common stock is not listed on the Nasdaq National Stock Market, were the trading price of the common stock to fall below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and ability of investors to trade the common stock.

         There can be no assurance that we will continue to satisfy all of the listing requirements of the Nasdaq Small-Cap Market. In the event that we do not qualify for listing on the Nasdaq SmallCap Market, sales of our common stock would likely be conducted only in the over-the-counter market or potentially in regional exchanges. This may have a negative impact on the liquidity and price of the common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, the common stock.

OUR STOCK PRICE MAY HAVE WIDE FLUCTUATIONS AND INTERNET-RELATED STOCKS HAVE BEEN PARTICULARLY VOLATILE

         The market price of our common stock is highly volatile and is subject to wide fluctuations. The Nasdaq Small-Cap Stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate fluctuations, war or other hostilities could adversely affect the market price of our common stock. In addition, the market prices for stocks of Internet-related and technology companies frequently reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. If our common stock trades to unsustainably high levels, it likely will thereafter experience a material decline.

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

         As of August 7, 2003, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.3% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.7% of our outstanding common stock. As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

         Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized losses on those investments totaled $21,630 at June 30, 2003, and there were unrealized gains of $82,494 at December 31, 2002.

         We did not hold any derivative financial instruments as of June 30, 2003, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Initial Public Offering Proceeds. On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. As of June 30, 2003, our balance sheet reflected approximately $14.7 in investments and $800,000 in cash and cash equivalents with respect to proceeds received from the initial public offering. Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, and for general operating activities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's Annual Meeting of Stockholders was held on April 24, 2003.

         (b) At the Annual Meeting, the stockholders reelected to the Company's Board of Directors Mr. Richard F. Gretsch and Mr. Bruce J. Rueben, both Class I Directors. Messrs. Gretsch and Rueben will serve three year terms ending upon the election of Class I Directors at the 2006 annual meeting of stockholders. The aggregate number of votes cast for or withheld for the election of Mr. Gretsch was as follows: 3,238,531 for and 31,849 abstained. The aggregate number of votes cast for or withheld for the election of Mr. Rueben was as follows:
                  3,238,500 for and 31,880 abstained.

         (c) The Board of Directors of the Company is composed of two Class I Directors, named above, one Class II Director, Mr. Denton, whose term expires in 2004, and three Class III Directors, Messrs. Bland, Thoms and Shannon, whose terms expire in 2005. Each Director will remain in office until his successor has been elected, or until his death, resignation or retirement.

         (d) At the Annual Meeting, the stockholders also ratified the appointment of Ernst & Young, LLP, as auditors of the Company for the 2003 fiscal year. The aggregate number of votes cast for, against and withheld for the ratification of Ernst & Young, LLP, was 3,269,931 for, 116 against and 333 abstained.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a).Exhibits

Exhibit Number     Description
--------------     -----------

    31.01          Statement of Chief Executive Officer Pursuant to Section 302
    31.02          Statement of Chief Financial Officer Pursuant to Section 302
    32.01          Statement of Chief Executive Officer Pursuant to Section 1350
    32.02          Statement of Chief Financial Officer Pursuant to Section 1350


         (b). Reports on Form 8-K

                 The Company filed its first quarter, 2003 earnings press release on Form 8-K, dated May 12, 2003.



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUOTESMITH.COM, INC.

Date:  August 8, 2003
                                       By:  /s/ PHILLIP A. PERILLO
                                       ---------------------------
                                       Phillip A. Perillo
                                       Senior Vice President and Chief Financial
Officer