Form 10-Q
period 2003-09-30
QUOTESMITH COM INC
filed 2003-11-12
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

QUOTESMITH.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware

36-3299423

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8205 South Cass Avenue, Suite 102 Darien, Illinois 60561 (630) 515-0170
(Address and telephone number, including Area Code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐  Yes  ☒  No

The number of outstanding shares of the regisrant’s common stock was 4,930,998 net of treasury shares, on October 31, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.
BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS

Cash and equivalents	$543,007	$1,639,909
Fixed maturity investments – available for sale at fair value	3,056,350	8,823,890
Commissions receivable, less allowances (2003 — $170,000; 2002 — $197,000)	1,212,752	1,125,544
Other assets	450,149	324,686
Total current assets	5,262,258	11,914,029
Fixed maturity investments - available for sale at fair value	11,610,625	5,843,988
Furniture, equipment, and computer software at cost, less accumulated depreciation (2003—$2,725,000; 2002—$2,284,000)	488,576	885,469
Intangible assets at cost, less accumulated amortization (2003—$876,000; 2002—$517,000)	557,150	915,317

Total assets	$17,918,609	$19,558,803

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$964,257	$1,428,601
Total current liabilities	964,257	1,428,601

Long-term capital lease obligations	—	35,018

Total liabilities	964,257	1,463,619

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2003—7,279,239; 2002—7,268,072	21,838	21,804
Additional paid-in capital	63,997,189	63,972,732
Retained-earnings deficit	(43,227,911)	(42,187,861)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive income (loss)	(42,779)	82,494
Total stockholders’ equity	16,954,352	18,095,184
Total liabilities and stockholders’ equity	$17,918,609	$19,558,803

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$2,427,146	$2,644,410	$7,495,510	$8,292,263
Other	2,494	22,636	16,051	140,717
Total revenues	2,429,640	2,667,046	7,511,561	8,432,980
Expenses:
Selling and marketing	1,076,034	622,638	3,734,994	1,877,091
Operations	834,593	2,279,225	2,644,621	6,226,904
General and administrative	929,014	780,811	2,545,702	2,444,504
Total expenses	2,839,641	3,682,674	8,925,317	10,548,499
Operating loss	(410,001)	(1,015,628)	(1,413,756)	(2,115,519)
Interest Income	91,137	83,634	280,632	261,463
Realized gains on sale of securities	—	—	93,074	—

Net loss	$(318,864)	$(931,994)	$(1,040,050)	$(1,854,056)
Net loss per common share, basic and diluted	$(0.06)	$(0.19)	$(0.21)	(0.37)
Weighted average common shares and equivalents outstanding, basic and diluted	4,913,165	4,917,562	4,910,757	4,986,212

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares Issued	Par Value
2002:
Balance at January 1	7,253,570	$21,761	$63,930,061	$(39,461,293)	$(2,595,343)	$20,096	$21,915,282
Net loss	—	—	—	(2,726,568)	—	—	(2,726,568)
Other comprehensive gain unrealized gain on investments	—	—	—	—	—	62,398	62,398
Total comprehensive loss							(2,664,170)
Purchase of 446,050 treasury shares	—	—	—	—	(1,198,642)	—	(1,198,642)
Proceeds from sale of common stock:
-exercise of stock options	14,502	43	26,711	—	—	—	26,754
Employee stock compensation	—	—	15,960	—	—	—	15,960
Balance at December 31	7,268,072	21,804	63,972,732	(42,187,861)	(3,793,985)	82,494	18,095,184
Nine months ended September 30, 2003 (unaudited)
Net loss	—	—	—	(1,040,050)	—	—	(1,040,050)
Other comprehensive loss-
unrealized loss on investments	—	—	—	—	—	(125,273)	(125,273)
Total comprehensive loss							(1,165,323)
Proceeds from sale of common stock:
-exercise of stock options	11,167	34	24,457	—	—	—	24,491
Balance at September 30, 2003 (unaudited)	7,279,239	$21,838	$63,997,189	$(43,227,911)	$(3,793,985)	$(42,779)	$16,954,352

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net loss	$(1,040,050)	$(1,854,056)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	441,851	753,868
Amortization	441,572	196,945
Accounts payable and accrued liabilities	(462,945)	299,181
Commissions receivable	(87,208)	(126,316)
Loss on disposal of equipment and computer software	—	371,516
Other assets	(125,463)	(103,460)
Net cash used by operating activities	(832,243)	(462,322)

Cash flows from investing activities:
Purchases of investments	(12,220,675)	(16,810,664)
Proceeds from investment maturities	7,800,000	16,300,000
Proceeds from sales of investments	4,212,900	—
Purchases of furniture, equipment, and computer software	(44,958)	(55,016)
Net cash used by investing activities	(252,733)	(565,680)

Cash flows from financing activities:
Purchases of treasury stock	—	(1,198,642)
Issuance of common stock	24,491	—
Payment of capital lease obligation	(36,417)	(32,199)
Net cash used by financing activities	(11,926)	(1,230,841)
Net decrease in cash and cash equivalents	(1,096,902)	(2,258,843)
Cash and cash equivalents at beginning of period	1,639,909	4,033,192
Cash and cash equivalents at at end of period	$543,007	$1,774,349

See accompanying notes.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business

Quotesmith.com, Inc. (the Company) is an Internet-based insurance agency and brokerage.  The Company owns and operates a comprehensive, online consumer insurance information service, Insure.com, which caters to the needs of self-directed insurance shoppers.  The Company provides a large array of comparative auto, life, homeowners and health insurance quotes, combined with information and decision-making tools.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies and allows any user to purchase insurance from the company of their choice.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces.  The Company conducts its insurance agency and brokerage operations using salaried, non-commissioned personnel, and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  SFAS 123, “Accounting for Stock Based Compensation”, requires disclosure of pro forma information regarding net income (loss) per share, using pricing models to estimate the fair value of stock option grants.  Had compensation expense for the Company’s stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net loss and net loss per share would have been as follows:

	Quarter Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002

Net loss	$(318,864)	$(931,994)	$(1,040,050)	$(1,854,056)
Less pro forma stock compensation using fair value method	(54,562)	(54,911)	(153,799)	(164,732)
Pro forma net loss	$(373,426)	$(986,905)	$(1,193,849)	$(2,018,788)
Net loss per common share, basic and diluted:
as reported	$(0.06)	$(0.19)	$(0.21)	$(0.37)
pro forma	$(0.08)	$(0.20)	$(0.24)	$(0.40)

3.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

4.  Comprehensive Loss

For the Company, comprehensive loss includes net loss and net unrealized investment gain (loss), as follows:

	Quarter Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net loss	$(318,864)	$(931,994)	$(1,040,050)	$(1,854,056)
Unrealized gain (loss) on investments	(21,149)	8,946	(125,273)	(18,900)
Comprehensive loss	$(340,013)	$(923,048)	$(1,165,323)	$(1,872,956)

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; demand for life insurance; effects of the hostilities in Iraq and elsewhere on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital.  See the section entitled “Factors That May Affect Our Future Operating Results” for a description of these and other risks, uncertainties and factors.

You should not place undue reliance on any forward-looking statements.  Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this quarterly report.  All references to “we,” “us,” “our,” “Quotesmith,” and the “Company” refer to Quotesmith.com, Inc. and its subsidiary.

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

The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, of which a significant portion of time is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

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

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2003 and September 30, 2002

Revenues

Revenues for the quarter totaled $2.43 million, a decrease of $237,000 from the same quarter in the prior year.  Commissions and fees decreased $217,000, or 8.2% in the third quarter of 2003 compared 2002.  Although policies sold decreased 21% to 4,228 in 2003 from 5,378 in 2002, average revenue per policy sold increased to $575 from $496 in the third quarter of 2002, an increase of 16%.  Advertising and content sale revenue declined $20,000 in the third quarter of 2003 when compared to the third quarter of 2002, as we no longer sell advertising on our web sites and do not sell our content to others.  Revenues for the nine months ended September 30, 2003 totaled $7.51 million, a decrease of $921,000 from revenues recorded during the same period in the prior year.  Total policies sold declined 4,405, or 26%, from 16,778 during the first nine months of 2002 to 12,373 this year.  The effect of this decrease was somewhat mitigated by an increase in total revenue per policy sold of $104, to $607 in 2003 from $503 in the first nine months of last year.  In total, commissions and fees decreased $797,000, while advertising and content sales declined $125,000.

Expenses

Selling and Marketing.  We decided to increase selling and marketing expenses in 2003 in an effort to support our new Insure.com brand name and to increase our traffic.  As a result, selling and marketing expenses increased $453,000, or 73% during the third quarter of 2003 when compared to the same period in 2002, and increased $1,858,000, or 99%, in the nine months ended September 30, 2003 compared to the first nine months of 2002.  This included the placement of several new radio advertisements, a medium we were not using during 2002.  We believed that we were in a position to make this investment in marketing because of reduced operations costs, as described below.

Operations.   Operations expenses decreased 63% to $835,000 for the quarter ended September 30, 2003, compared to $2.3 million for the same period in 2002, and decreased $3.6 million, or 58%, for the nine months ended September 30, 2003.  The decrease in operations expenses is the result of our previously announced cost reduction measures, including the use of our new online order fulfillment technology, which has significantly reduced our handling costs per policy.  Third quarter 2002 costs were also impacted by a write off of $329,000 of computer software resulting from our decision to discontinue our California automobile insurance quoting engine.  The operations costs per paid policy decreased to $197 for the quarter ended September 30, 2003 from $424 per paid policy for the quarter ended September 30, 2002, a decline of 53%.  Year to date, our operations costs per policy sold were $214, a decrease of $157 from the same period in the prior year.

General and Administrative.  General and administrative expenses increased approximately $148,000 or 19%, from $780,000 for the quarter ended September 30, 2002, to $929,000 for the quarter ended September 30, 2003, and increased $101,000, or 4%, during the first nine months of 2003, compared to the same period in 2002.

Investment Income

Interest income was $91,000 in the third quarter of 2003 compared to $84,000 in the third quarter of 2002.   For the nine months ended September 30, 2003, interest income was $281,000, an increase of $19,000 over the prior year.  The increase in interest income reflects a larger fixed income investment portfolio, primarily as a result of better cash management.  During the second quarter, we sold fixed income investments in order to realize gains of $93,000.  The proceeds were reinvested in fixed income securities.

Income Taxes (Credit)

We had no income tax credit for 2003 and 2002 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments of $15.2 million at September 30, 2003 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing.  If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock.  If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations.  If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

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

Cash used by operating activities was approximately $832,000 for the first nine months of 2003, compared with cash used by operating activities of $462,000 for the same period in 2002.  Cash was used by operating activities in the first nine months of 2003 primarily to fund the net loss for the period, as well as to decrease accounts payable and accrued liabilities.  In the first nine months of 2002, cash was used to fund the net loss and an increase in commissions receivable.  Non-cash charges for depreciation and amortization totaled $883,000 in 2003 and $951,000 in 2002, and 2002 also included a non-cash charge of $329,000 for the write off of computer software resulting from our decision to discontinue our California automobile insurance quoting engine.

Cash used by investing activities was $253,000 in the first nine months of 2003, compared with cash used by investing activities of approximately $566,000 in the same period of 2002.  During both periods, the purchase of investments exceeded maturities and sales, as we have reduced our cash balance in favor of having more funds invested in fixed income securities.

Cash used by financing activities was $12,000 in the first nine months of 2003, compared with approximately $1.2 million used by financing activities for the same period in 2002.  The cash used by financing activities in the first nine months of 2002 represents primarily funds used to purchase our common stock under our share repurchase programs.  No shares were repurchased during the same period of 2003.

Factors That May Affect Our Future Operating Results

Risks Related to Our Business

Our Internet-based insurance service has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet-based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, and through the quarter ended September 30, 2003.  Because of our overhead structure, including the ongoing costs of employing highly skilled technical personnel, we need to generate significantly higher revenues in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.  In addition, as our business model evolves, we may introduce a number of new products and services that may or may not be profitable for us.

If the term life insurance industry declines, our business will suffer because a substantial portion of our revenues are currently derived from consumers purchasing term life insurance through us

For the nine months ended September 30, 2003, approximately 67% of our revenue was derived from the sale of new individual term life insurance policies.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining and may continue to decline in 2003 and 2004.  This decline has caused our average commissions per equivalent face amount of a policy to decrease and has contributed to our operating losses since 1997.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

If the purchase of insurance over the Internet or our service offerings do not achieve widespread consumer acceptance, our business will be harmed

Our future success will depend in large part on widespread consumer acceptance of purchasing insurance via the Internet.  The development of an online market for insurance has only recently begun, is rapidly evolving, and likely will be characterized by an increasing number of market entrants.  Therefore, there is significant uncertainty with respect to the viability and growth potential of this market.  Our future growth, if any, will depend on the following critical factors:

•                           the growth of the Internet as a commercial medium generally, and as a market for consumer financial products and services specifically;

•                           the continued participation and interest of major, brand-name insurers, and, in particular, their willingness to have their insurance products distributed on an e-commerce platform without the involvement of a face-to-face agent or broker;

•                           consumers’ willingness to conduct self-directed insurance research;

•                           our ability to successfully and cost-effectively market our services to a sufficiently large number of consumers;

•                           our ability to consistently fulfill application requests on an efficient and timely basis; and

•                           our ability to overcome a perception among many consumers that obtaining insurance online is risky.

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

•                           changes in selling and marketing expenses, as well as other operating expenses;

•                           dramatic swings in monthly unique visitors from one month to the next without any forewarning;

•                           the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria – this process can be lengthy, unpredictable, and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, which, due to volume, have longer and more unpredictable underwriting time frames;

•                           volatility in bonus commissions from insurance companies, which typically are highest in the fourth quarter;

•                           volatility in renewal commission income;

•                           the conversion and fulfillment rates of consumers’ applications, which vary according to insurance product;

•                           new sites, services and products by our competitors;

•                           price competition by insurance companies in the sale of insurance policies; and

•                           the level of Internet usage for insurance products and services.

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

We must further develop our brand recognition in order to remain competitive

There are a number of Web sites that offer services that are competitive with our services.  Therefore, we believe that broader recognition and a favorable consumer perception of the Insure.com brand is essential to our future success.  Accordingly, we intend to continue to pursue an aggressive, brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts.  If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations, and financial condition would be harmed.

We do not have agency contracts with all of the insurance companies we quote on our Web sites and some insurance companies may refuse to participate in our database or refuse to do business with us or cancel existing agency contracts

While we obtain the information contained in our database directly from over 200 insurance companies being quoted and listed at our Web sites, we currently hold agency contracts with 193 of these insurance companies.  The contracts we do hold can  generally be cancelled by the insurance company at any time for any reason or for no reason.  We typically seek formal agency appointment from an insurance company after we receive a purchase request for that insurance company’s product from a consumer.  In the past a number of insurance companies quoted on our Web sites have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

•                           we do not meet with our customers on a face-to-face basis;

•                           some insurance companies may have exclusive relationships with other agents;

•                           we publicly market our service on a price-oriented basis which is not compatible with the insurance company’s branding efforts; and

•                           a formal business relationship with us might be perceived negatively by the insurance company’s existing distribution channels.

We do not intentionally include in our database insurance companies who object to their inclusion.  If a significant number of insurance companies object to the inclusion of their information in our database, the breadth of our database would be limited.  If consumers purchase a material number of policies from insurance companies with whom we are not appointed as an agent, and these insurance companies refuse to enter into agency contracts with us, or if a significant number of insurance companies with which we presently hold agency contracts decide to cancel them, it could harm our business and results of operations.

Our strategic relationships and agreements may not generate a material amount of revenues for us

As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites.  During the first nine months of 2003, we generated fee revenues totaling $1,306,000 from these sources.  Most of these strategic agreements permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future.  If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we do not manage our growth effectively, our business could be harmed

We have expanded our operations significantly since May 1996 and anticipate that further expansion may be required to realize our growth strategy.  Our operations growth has placed significant demands on our management and other resources, which is likely to continue.  To manage our future growth, we will need to attract, hire and retain highly skilled and motivated officers, managers, and employees and improve existing systems and/or implement new systems for:

•                           transaction processing;

•                           operational and financial management; and

•                           training, integrating, and managing our employee base.

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

If our quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate quote.  In 1999 we paid $12,000, in 2000 we paid $11,500, in 2001 we paid $7,500 and for the year ended December 31, 2002, we paid $10,000 in such cash rewards.  During the first nine months of 2003, we paid $7,500 in cash rewards.  If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operating results.

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

The insurance sales industry is intensely competitive, and if we fail to successfully compete in this industry our market share and business will be harmed

The markets for the products and services offered on our site are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements, and changing consumer demands.  We compete with traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as InsWeb Corporation and SelectQuote Insurance Services.

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

Insurance companies that have appointed us as agents may cancel those appointments

Most of our agency contracts allow the insurance company to cancel our agency appointment at any time.  Should any of the companies with which we place significant amounts of business decide to cancel our appointments, our business could be harmed.

Risks Related to Regulation

Our compliance with the strict regulatory environment applicable to the insurance industry is costly, and if we fail to comply with the numerous laws and regulations that govern the industry we could be subject to penalties

We must comply with the complex rules and regulations of each jurisdiction’s insurance department, which impose strict and burdensome guidelines on us regarding our operations.  Compliance with these rules and regulations imposes significant costs on our business.  Each jurisdiction’s insurance department typically has the power, among other things, to:

•                           authorize how, by which personnel, and under what circumstances an insurance premium can be quoted and published;

•                           approve which entities can be paid commissions from insurance companies;

•                           license insurance agents and brokers;

•                           monitor the activity of our non-licensed customer service representatives;

•                           regulate the methods by which we conduct our sales efforts; and

•                           approve policy forms and regulate some premium rates.

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

If we become subject to legal liability for the information we distribute on our Web sites or communicate to our customers, our business could be harmed

Our customers rely upon information we provide regarding insurance quotes, coverage, exclusions, limitations and ratings.  To the extent that the information we provide is not accurate, we could be liable for damages from both consumers and insurance companies.  These types of claims have been brought, sometimes successfully, against agents, online services, and print publications in the past.  These types of claims could be time-consuming and expensive to defend, divert management’s attention, and could cause consumers to lose confidence in our service.  As a result, these types of claims, whether or not successful, could harm our business, financial condition, and results of operations.

In addition, because we are appointed as an agent for only 193 of the over 200 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed.  Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future.  In some cases we have published information despite these demands.  If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

We may be subject to claims of infringement that may be costly to resolve and, if successful, could harm our business

Our business activities and products may infringe upon the proprietary rights of others.  Parties may assert valid or invalid infringement claims against us.  Any infringement claims and resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights.  Even if we eventually won, any resulting litigation could be time-consuming and expensive to defend and could divert our management’s attention.

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

Demand for our services may be reduced if we are unable to safeguard the security and privacy of our customers’ information

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

Our business assumes the continued dependability of the Internet infrastructure

Our success will depend upon the development and maintenance of the Internet’s infrastructure to cope with its significant growth and increased traffic.  This will require a reliable network backbone with the necessary speed, data capacity, and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.  The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face outages and delays in the future.  Outages and delays are likely to cause a loss of business by affecting the level of Internet usage and the processing of insurance quotes and applications requests made through our Web site.  We are unlikely to make up for this loss of business.

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

We believe that the current per price share level of the common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerage firms to recommend low-priced stock to their clients.  Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities.  In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock.  Such policies and practices pertain to the payment of brokers’ commissions and to time-consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

In addition, as the common stock is not listed on the Nasdaq National Stock Market, were the trading price of the common stock to fall below $1.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a “penny stock” (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions).  In such event, the additional burdens imposed upon broker-dealers to effect transactions in the common stock could further limit the market liquidity of the common stock and ability of investors to trade the common stock.

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

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of their securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs, divert management’s attention and resources, and harm our financial condition and results of operations.

Two of our officers and directors own a significant portion of our stock and continue to control our Company and their interests may not be the same as our public stockholders

As of October 31, 2003, Robert Bland, our Chairman, President and Chief Executive Officer directly or indirectly controls 48.1% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controls 14.6% of our outstanding common stock.  As a result, if Messrs. Bland and Thoms act together, they will be able to take any of the following actions without the approval of additional public stockholders:

•                           elect our directors;

•                           amend several provisions of our certificate of incorporation;

•                           approve a merger, sale of assets, or other major corporate transaction;

•                           defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

•                           otherwise control the outcome of all matters submitted for a stockholder vote.

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

•                           a classified board of directors with three-year staggered terms;

•                           the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•                           stockholder action to be taken only at a special or regular meeting; and

•                           advance notice procedures for nominating candidates to our board of directors.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $42,779 at September 30, 2003, and there were unrealized gains of $82,494 at December 31, 2002.

We did not hold any derivative financial instruments as of September 30, 2003, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

Item 2.           Changes in Securities and Use of Proceeds

Use of Initial Public Offering Proceeds.  On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission.  After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering.  As of September 30, 2003, our balance sheet reflected approximately $14.7 in investments and $500,000 in cash and cash equivalents with respect to proceeds received from the initial public offering.  Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, and for general operating activities.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

None

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a).Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Section 302
31.2	Statement of Chief Financial OfficerPursuant to Section 302
32.1	Statement of Chief Executive Officer Pursuant to Section 1350
32.2	Statement of Chief Financial Officer Pursuant to Section 1350

(b). Reports on Form 8-K

The Company filed its second quarter, 2003 earnings press release on Form 8-K, dated July 30, 2003.

The Company filed a press release revising previously-issued earnings guidance on Form 8-K, dated October 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTESMITH.COM, INC.
Date: November 7, 2003

By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer