Form 10-K
period 2003-12-31
QUOTESMITH COM INC
filed 2004-03-22
CIK 1079996

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2003.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

QUOTESMITH.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	36-3299423 (IRS Employer Identification Number)
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes        ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 121-2) ☐ Yes        ☒ No

        Aggregate market value of the Registrant's voting stock held by non-affiliates on March 5, 2004, based on the closing price of said stock on the Nasdaq SmallCap Market on such date, was $11,237,052.

        As of March 5, 2004, 4,958,232 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on April 22, 2004, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2003 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

  •
  the benefits expected to result from the acquisition of substantially all of the assets of Life Quotes, Inc., or Life Quotes, and the related real estate;

  •
  the benefits expected to result from the issuance of shares of Quotesmith.com common stock to Zions Bancorporation, or Zions, in connection with the acquisition;

  •
  the performance and financial condition of Quotesmith.com, Life Quotes or the combined company following the acquisition;

  •
  the anticipated closing date of the acquisition;

  •
  our ability to achieve or sustain profitability;

  •
  demand for life insurance;

  •
  consumer acceptance of purchasing insurance on the Internet;

  •
  significant fluctuations in our quarterly results;

  •
  our ability to develop our brand recognition;

  •
  our number of agency contracts;

  •
  our ability to generate revenue from our strategic relationships;

  •
  our ability to manage our growth;

  •
  providing accurate insurance quotes;

  •
  our ability to manage our expense, quickly respond to changes in our marketplace and meet consumer expectations;

  •
  the complexity of our technology and our use of new technology;

  •
  our ability to hire and retain senior management and other qualified personnel;

  •
  intense competition in the insurance industry;

  •
  our ability to keep pace with technological changes and future regulations affecting our business;

  •
  the implementation of the Internet generally;

  •
  constraints of the systems we employ; and

  •
  our ability to raise additional capital if necessary.

        See the section of this Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Our Future Operating Results," for a description of these and other risks, uncertainties, and factors.

        You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to "we," "us," "our," "Quotesmith," and the "Company" refer to Quotesmith.com, Inc. and its subsidiary, prior to the consummation of the acquisition of substantially all of the assets of Life Quotes and the related real estate and the issuance of shares of Quotesmith.com common stock to Zions. The information contained on our Web sites, or Web sites that are linked to our Web sites, is not incorporated herein by reference.

ITEM 1.    BUSINESS

Overview

        We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products. We use this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners. We generate revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations primarily using salaried, non-commissioned personnel and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

        We recently announced that we have signed a definitive agreement to acquire the assets of Life Quotes, Inc., an Evergreen, Colorado-based life insurance agency. We also reached agreement to sell 2.36 million shares of our common stock to Zions Bancorporation for $5.5 net per share, thus raising $13 million in new capital, which is contingent upon the closing of the Life Quotes acquisition. Zions will also appoint a member to our board.

        For the seven-year period ended December 31, 2003, we have spent a total of $57.3 million in direct-to-consumer advertising and have sold approximately 133,000 new policies.

        In December 2001, we acquired selected assets of Insurance News Network, LLC, including its content-rich consumer information Web site, www.Insure.com, which was regularly among the top five most visited insurance sites on the Internet. Insure.com provides insurance-related information and decision-making tools, along with library of thousands of insurance articles that are well organized and served up in an easy-to-navigate format. This information has been integrated with our insurance quoting services.

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

  •
  Fragmented delivery.  Insurance products are available from captive agents, independent agents and direct distribution channels as well as new entrants, including banks and other financial institutions. Because of this fragmentation, there has been no single source of policy coverage and pricing information from which a consumer can obtain unbiased and complete information.

  •
  Quantity and variation of products.  Insurance policies vary by type of insurance product, underwriting guidelines, insurance company, jurisdiction and the particular characteristics and preferences of the consumer. This creates a complex pricing structure that is not readily understandable or comparable without the use of technology.

  •
  Information-intensive underwriting process.  The underwriting process requires consumers to submit, and insurance companies to collect, large amounts of individualized and personal information. This process is difficult, time consuming and, if not accurately completed, will delay the approval of a policy.

  •
  Negative consumer perception.  Consumers often believe that they paid too much for their insurance and were not properly informed by insurance agents. Face-to-face contact with an insurance agent may convey the sense of a high-pressure sales environment with a lack of unbiased information.

  •
  Misalignment of interests between insurance agents and consumers.  Commission-based insurance agents represent only a limited number of insurance companies. Accordingly, they are compensated to promote and sell a limited range of products, which is in direct conflict with the consumer's need to obtain insurance at the lowest price.

  •
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

  •
  companies can reach and serve a large and global group of consumers electronically from a central location;

  •
  companies can provide personalized, low-cost and real time consumer interaction;

  •
  users communicate or access information without geographic or temporal limitations;

  •
  users enjoy greater convenience and privacy and face less sales pressure; and

  •
  users have an enormous diversity of easily accessible content and commerce offerings.

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

  •
  insurance is an information-based product that needs no physical shipment or warehousing of merchandise;

  •
  through a single medium, consumers can access information and compare a wide variety of insurance companies' products;

  •
  effective two-way communication flow via the Internet allows insurance companies to interact with consumers and rapidly collect underwriting information;

  •
  enhanced convenience, privacy and control over the process of researching and purchasing insurance without the pressure of a commissioned agent; and

  •
  ability of insurance companies to target and serve segments of the market which previously were unprofitable through traditional distribution channels by reducing the need for large sales staff and costly local offices.

        Many companies are trying to address the online insurance opportunity. Some companies have created "lead referral" Web sites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these Web sites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still required to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy delivery insurance solution.

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

The Insure.com Solution

        We believe that Insure.com is the most comprehensive Internet-based insurance service available. Our service enables consumers and business owners to obtain instant quotes from over 200 insurance companies for several different life, health, auto and home insurance products, and we guarantee the accuracy of every quote. Customers who prefer an offline experience can receive comparative life and health insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers and business owners with insurance-related information, and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete "quote to policy delivery" insurance solution.

        We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Insure.com model allows consumers to:

  •
  research and become informed about insurance coverage issues

  •
  efficiently search for, analyze and compare insurance products;

  •
  quickly request and obtain insurance quotes, either online or by phone; and

  •
  easily select and purchase insurance from the insurance company of their choice.

        The Insure.com solution provides the following principal advantages to both consumers and insurance companies:

        Comprehensive Source of Insurance Information and Products.    Using our easy-to-navigate web site, consumers can access insurance-related information, and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from over 200 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, long-term care, disability, small group medical, and "no exam" whole life. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

        Guaranteed-Accurate Instant Quotes.    Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life and automobile insurance policies. These Quotesmith.com guarantees are unmatched by any competitor.

        Consumer in Control.    We put consumers in control of their insurance purchase decisions by providing them with the ability to efficiently search, analyze and compare prices of insurance products from multiple insurance companies in complete privacy, on their own time and free from the pressure to buy associated with traditional salespeople. Consumers choose from what we believe is the largest selection of insurance companies using their own preferences regarding price and insurance company rating. Consumers are able to purchase insurance directly through us without ever speaking to a commissioned salesperson if they so choose.

        Convenience.    Consumers who use Insure.com no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies' policies, we provide real time access to a large database of over 200 insurance companies' products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

        Quote to Policy Delivery Support.    Consumers purchase insurance directly through us. Unlike insurance lead referral services, at Quotesmith.com we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

  •
  providing a licensed agent's explanation of various pricing, coverage and independent rating information when asked;

  •
  providing access to our licensed agents to assist consumers in completing insurance applications;

  •
  offering applications that can be filled out online or over the phone while speaking with a licensed insurance professional; and

  •
  arranging and monitoring the collection of outside underwriting information including paramedical examinations, laboratory reports and medical records.

        Focus on Customer Service.    Customer service is both our foundation and a strategic priority. We provide a high level of customer service throughout the application process and aim to eliminate consumer dissatisfaction and frustration. Our customer service staff has an average of approximately 10 years of experience in the insurance industry.

        We implement our customer service objectives by:

  •
  requiring all new employees to attend "Quotesmith University," a training course that teaches all of the service tasks we perform for our customers;

  •
  monitoring call centers to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

  •
  providing regular application status reports and Web access to our customers on a consistent basis through policy delivery; and

  •
  offering a 30-day cancellation option on term life policies.

        Licensed National Insurance Agency.    Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our Company and/or certain of its employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 20 year period, we have established vital information-contributor relationships with over 200 insurance companies, of which we are currently appointed as an authorized agent by approximately 180 insurance companies.

        User Friendly System.    At our web site, www.Insure.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use web site is designed for fast viewing and general compatibility with all commonly used browsers. Callers to either the Insure.com or the Life Quotes call centers can receive quotes, discuss policy options with our licensed insurance agents and initiate purchase requests over the telephone.

Our Strategy

        Our strategy is to be the leading service for all insurance needs of individuals. The key elements of our strategy include:

        Continue to Build the Insure.com Brand.    We intend to pursue a cost-effective marketing strategy designed to promote our Insure.com brand and consumer awareness of the benefits of researching and buying insurance through us.

        Broaden our service to provide the customer with the ability to receive quotes and buy either online or through a telephone based sales staff.    During the last quarter of 2002 and the first quarter of 2003, we launched our proprietary online application technology for most of our term life sales. While providing a very efficient and cost effective method of fulfillment, it is our belief that not providing a personal, telephone based option for customers restricted the number of sales we could make to potential buyers. During the fourth quarter of 2003, we opened a small quote-by phone facility along with the ability to fill out an application over the phone with a licensed insurance professional in our Darien, Illinois operations center. We also entered into an agreement with Life Quotes, Inc., a telephone based life insurance brokerage, to provide these services to customers responding to an 800 number in new advertising that we issued during the fourth quarter of 2003. As more fully described in the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 22, 2004, we have entered into an agreement to purchase selected assets of Life Quotes, and intend for it to provide a telephone based complement to our online sales model for term life insurance.

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

Our Business Model

        We have created a model that enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. Even if the customer prefers to transact this business by phone, our database provides almost instant quotes from our database of over 200 insurance companies, and our online application technology provides an efficient order entry platform. We provide a complete "quote to policy delivery" insurance solution. Our model:

  •
  allows consumers to specify the desired coverage and indicate their personal medical conditions to generate appropriate individualized quotes;

  •
  allows consumers to indicate a range of substitutability among insurance companies and policy features—for example, consumers may want to purchase insurance from a company rated "A" or better by A.M. Best;

  •
  allows consumers to choose the premium range they are prepared to pay for the policy they want;

  •
  allows consumers to purchase insurance with or without the involvement of a commissioned salesperson;

  •
  allows us to monitor and care for applicants through the underwriting process and policy delivery stage; and

  •
  allows insurance companies to offer additional policies within their existing pricing structures.

        We employ a team approach to customer service. If a customer wishes to initiate an insurance application request or obtain information concerning an application already in process, each and every customer service representative is able to provide assistance.

        Our process is comprised of four primary stages.

        Initial Information Evaluation.    Consumers visit our user-friendly web site or speak with a licensed insurance professional to access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and financial stability ratings of over 200 insurance companies. To help consumers understand the underwriting process, our web site provides information and helpful tips on how the underwriting process works.

        Search, Retrieval and Comparison.    Online consumers can quickly obtain a customized cost comparison report in a single search by completing a brief and anonymous questionnaire at the start of the online session. Customers who call in or request a quote by mail will receive the same information. Each anonymous consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer's criteria. Consumers can then click to view (or callers can discuss with a licensed insurance professional):

  •
  specific coverage details about the policy;

  •
  exclusions and guarantees (including policy acceptance guidelines); and

  •
  latest financial stability ratings from five independent rating services.

        Application Processing.    If a consumer desires to purchase a policy, the consumer selects an insurance company and policy, and then fills out an application while online or on the phone with a licensed insurance professional. We offer online applications to accelerate the underwriting process for the most popular of the insurance companies within our term life offerings and have expanded into other product lines. After the consumer completes, receives via download or mail and signs the completed online application, the consumer returns the application to us. We then submit the application to the insurance company for underwriting on behalf of the consumer. We provide toll-free support during business hours to assist the consumer in completing the application.

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

        Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our Quotesmith.com technology and do not currently sell banner advertising at our Insure.com web site.

Insurance Products

        Quotesmith.com historically offered quote and policy-related information regarding term life insurance. We now also offer instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

  •
  Individual term life.  This is life insurance coverage that has no cash value and continues for a fixed period of time such as 15, 20 or 25 years. We have been offering instant quotes and delivering term life policies since 1993.

  •
  Private passenger automobile.  This provides collision and liability insurance to individuals for private cars and vehicles. We provide a multi-company auto insurance price comparison service using third-party technology.

  •
  Homeowner's.  This provides insurance against fire and other perils for personal residences. We provide this service using third-party technology.

  •
  Dental.  This includes traditional indemnity insurance along with fixed discount plans. We provide this service using third-party technology.

  •
  Individual and family medical.  This is also known as comprehensive major medical insurance. We have been offering instant medical insurance quotes since 1998. Our offerings include traditional plans, PPOs and HMOs from Blue Cross and Blue Shield plans and other carriers.

  •
  International travel medical.  This provides medical insurance for U.S. citizens traveling abroad and for foreign citizens traveling in the United States, as well as other risks associated with international travel. We currently provide a multi-company international medical and travel insurance price comparison service using third-party technology.

  •
  Small group medical.  Small group medical insurance are those comprehensive medical plans offered to firms that employ from 2 to 100 people. We began offering instant quotes from, and tracking traditional plans of, PPOs, HMOs and Blue Cross and Blue Shield plans in the second quarter of 1999.

  •
  "No-exam" life.  This provides insurance for persons who want life insurance coverage without a paramedical examination. We offer instant quotes using third party technology.

  •
  Renters Insurance.  This provides insurance against the perils of fire, theft and windstorm for renters. We provide instant quotes using third party technology.

        We constantly evaluate our offerings based on a number of factors, including market acceptance and profitability. We may decide to add or delete lines of coverage at any time.

Technology

        Proprietary Insurance Information Databases.    We maintain a proprietary database of premium rates and policy coverage information from over 200 insurance companies. We do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody's, Standard & Poor's and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make hundreds of changes to our insurance database.

        Technology Systems.    Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We have internally developed and enhanced our proprietary programs over a period of 20 years using scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

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

Marketing

        We attract new consumers and communicate the availability of new products and services primarily through direct response marketing methods. We have established ourselves as a leading Internet-based insurance brand through an offline marketing campaign consisting primarily of magazine advertisements, radio and direct mail. We employ in-house volume media buying and other strategies to minimize the expenses of broad-based advertising. Using our proprietary information processing systems and consumer database as well as other resources, we employ statistical analyses to measure the effectiveness and efficiency of our marketing efforts. In the past, Life Quotes has also advertised using traditional direct response marketing methods, primarily radio and print media advertisements. We plan to take advantage of the combined firms' advertising spending to reach the maximum number of potential customers for the lowest possible cost. We anticipate that certain synergies will occur from this combining of advertising budgets, such as the sale of health, auto and homeowners products to customers of Life Quotes, and better tem life customer penetration from the Insure.com advertising by offering a quote by phone option.

        We intend to aggressively pursue a marketing strategy designed to promote our Insure.com brand and consumer awareness of the benefits of buying insurance through us. We intend to target households and small businesses.

        Our marketing strategy is to promote our brands and attract self-directed consumers to our web sites. Our marketing initiatives include:

  •
  leveraging the Insure.com content to increase customer traffic via our new customer gateway;

  •
  using direct response print advertisements placed primarily in financially oriented magazines and special interest magazines;

  •
  advertising via radio and direct mail; and

  •
  entering into strategic relationships with other financial services and general purpose web sites to increase our access to online consumers.

Material Strategic Relationships and Agreements

        We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 18% of total revenue for the year ended December 31, 2003.

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

        We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote to policy delivery insurance services, instant quotes from over 200 insurance companies for several different insurance products and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote to policy delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

        We believe that the principal competitive factors in our markets are price, brand recognition, web site useability, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. Several of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than us for developing Web sites and systems, marketing and promotional campaigns, attracting traffic to their Web sites and attracting and retaining key employees.

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

        Our products are sold throughout the United States through licenses held by us and/or one of our employees, as is required by each state's insurance department. In general, state insurance laws establish supervisory agencies with broad administrative and supervisory powers to:

  •
  grant and revoke licenses to transact business;

  •
  impose continuing education requirements;

  •
  regulate trade practices;

  •
  require statutory financial statements of the insurance companies;

  •
  approve individuals and entities to which commissions can be paid;

  •
  monitor the activity of our non-licensed customer service representatives;

  •
  regulate methods of transacting business and advertising; and

  •
  approve policy forms, and regulate premium rates for some forms of insurance.

        Moreover, existing state insurance regulations require that a firm, or individual within that firm, must be licensed in order to quote an insurance premium. State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable insurance laws and regulations by insurance companies and their agents. In recent years, a number of insurance agents and the life insurance companies they represent, have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these agents and insurance companies have incurred or paid substantial amounts in connection with the resolution of these matters. We do not currently sell the types of life insurance—primarily cash value life insurance policies such as universal life—that are the subject of these actions.

        In addition, licensing laws applicable to insurance marketing activities and the receipt of commissions vary by jurisdiction and are subject to interpretation as to the application of these requirements to specific activities or transactions. We and/or many of our employees are currently licensed to sell insurance in every state and the District of Columbia. All interaction with customers is done through our licensed customer service staff. We do not permit any of our unlicensed personnel who occasionally have contact with customers to act as insurance agents. We monitor the regulatory compliance of our sales, marketing and advertising practices and the related activities of our employees. We also provide continuing education and training to our staff in an effort to ensure compliance with applicable insurance laws and regulations. However, we cannot assure you that a state insurance department will not make a determination that one or more of these activities constitute the solicitation of insurance and that personnel must be licensed. Such a determination could harm our business.

        We can give you no assurance that we would be deemed to be in compliance with all applicable insurance licensing requirements and marketing regulations of each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain any additional licenses.

        The federal government does not directly regulate the marketing of most insurance products. However, some products, such as variable life insurance, must be registered under federal securities laws and therefore the entities selling these products must be registered with the National Association of Securities Dealers, Inc. We do not currently sell any federally regulated insurance products. If we elect to sell these federally regulated products in the future, we would be required to qualify for and obtain the required licenses and registrations. We cannot assure you that we will be able to obtain these licenses.

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

Employees

        As of December 31, 2003, we had 51 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense. If we acquire Life Quotes, we will have another approximately 85 employees.

ITEM 2.    Properties

        Our executive, administrative and operating offices are located in approximately 19,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2006. We believe that suitable office space will be available on commercially reasonable terms. The Life Quotes operation is housed in a 43,000 square foot office building in Evergreen, Colorado, which is one of the assets we are acquiring at closing. There are no other tenants in the building, which has sufficient space to cover any anticipated expansion plans for the foreseeable future.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2003.

ITEM 4(a).    Executive Officers of the Registrant

        The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	50	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	51	Executive Vice President, Chief Operating Officer
Phillip A. Perillo	54	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	39	Vice President, Corporate Secretary

        Robert S. Bland has served as our Chairman of the Board, President and Chief Executive Officer since he founded Quotesmith.com in 1984. From 1979 to 1984, Mr. Bland was president and sole stockholder of Security Funding Corporation, an insurance agency. In March 1984, Mr. Bland sold Security Funding Corporation in order to raise capital to found Quotesmith.com. Mr. Bland holds a B.S. in marketing from the University of Colorado.

        William V. Thoms has served as our Executive Vice President since 1994. From 1988 to 1993, Mr. Thoms was responsible for our operations and customer service departments. Mr. Thoms is a founding stockholder. Prior to joining us, Mr. Thoms was a sales manager for Western Dressing, Inc., a privately held salad dressing manufacturing company, from 1972 to 1987.

        Phillip A. Perillo has served as our Senior Vice President and Chief Financial Officer since May of 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and BCS Life Insurance Company. Mr. Perillo holds an MBA in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago.

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

        Market Information.    Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT. As of March 5, 2004 the approximate number of record holders of our common stock was 1,400. The last sale price of our common stock on March 5, 2004 was $6.00. The following table sets forth, for the period indicated, the high and low last sale price (as adjusted for a one-for-three reverse stock split effective March 7, 2001) of our common stock as reported on the Nasdaq National Market and the Nasdaq SmallCap Market, as applicable.

	High	Low
2003:
First Quarter	$4.60	$3.46
Second Quarter	5.12	3.55
Third Quarter	6.00	4.01
Fourth Quarter	4.92	3.84
2002:
First Quarter	$3.20	$2.00
Second Quarter	3.08	2.60
Third Quarter	2.85	2.38
Fourth Quarter	4.23	2.41

        Dividends.    We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The investor rights agreement we will enter with Zions Bancorporation, or Zions, upon consummation of the stock issuance will prohibit us from paying cash dividends on our common stock unless certain conditions are met. We currently intend to retain all future earnings to finance the growth and development of our business. Any future determination as to the payment of dividends will be made by our board of directors and will depend on our results of operations, financial condition, capital requirements, and any other factors our board of directors considers relevant, including the restrictions contained in the investor rights agreement.

        Use of Initial Public Offering Proceeds.    On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission. After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering. During the fiscal year ended December 31, 2003, we used approximately $770,000 of the proceeds of the initial public offering for operating activities and approximately $65,000 for the purchase of fixed assets.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$9,737	$10,777	$8,851	$15,236	$8,408
Expenses:
Selling and marketing	4,735	2,912	7,052	24,201	14,397
Operations	3,394	7,756	6,004	7,445	5,481
General and administrative	3,349	3,194	3,503	4,432	3,570

Total expenses	11,478	13,862	16,559	36,078	23,448
Operating loss	(1,741)	(3,085)	(7,708)	(20,842)	(15,040)
Interest income, net	368	359	1,075	2,220	1,220
Realized gain on sale of securities	92	—	—	—	—

Net loss	$(1,281)	$(2,726)	$(6,633)	$(18,622)	$(13,820)

Basic and diluted net loss per share	$(0.26)	$(0.55)	$(1.22)	$(2.93)	$(2.64)

Weighted average common shares and equivalents outstanding, basic and diluted	4,917	4,964	5,441	6,366	5,237
	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$677	$1,640	$4,033	$4,269	$8,990
Working capital	5,607	10,485	18,514	27,443	48,308
Total assets	17,526	19,559	23,000	32,643	55,178
Long-term liabilities	—	35	84	128	—
Total liabilities	760	1,464	1,085	2,976	5,982
Total stockholders' equity	16,766	18,095	21,915	29,667	49,196
	Year Ended December 31,
	2003	2002	2001	2000	1999
Selected Operating Statistics:
Completed quotes
Term life	866,000	1,266,000	1,452,000	2,105,000	1,496,000
Health and other	960,000	1,305,000	876,000	1,993,000	963,000

Total completed quotes	1,826,000	2,571,000	2,328,000	4,098,000	2,459,000
Policies sold
Term life	11,011	16,498	16,915	33,491	17,039
Health and other	4,845	4,753	3,367	4,029	747

Total policies sold	15,856	21,251	20,282	37,520	17,786

Selected Quarterly Operating Results

        The following tables set forth unaudited quarterly statements of operations data for 2003 and 2002. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2003
Revenues	$2,572	$2,510	$2,430	$2,225
Expenses:
Selling and marketing	1,303	1,356	1,076	1,001
Operations	972	837	835	749
General and administrative	801	816	929	803

Total expenses	3,076	3,009	2,840	2,553

Operating loss	(504)	(499)	(410)	(328)
Interest income, net	91	98	91	88
Realized gains (losses) on sale of securities	—	93	—	(1)

Net loss	$(413)	$(308)	$(319)	$(241)

Net loss per share basic and diluted	$(0.08)	$(0.06)	$(0.06)	$(0.05)
	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2002
Revenues	$2,572	$3,194	$2,667	$2,344
Expenses:
Selling and marketing	588	667	622	1,035
Operations	1,933	2,014	2,280	1,529
General and administrative	853	811	781	749

Total expenses	3,374	3,492	3,683	3,313

Operating loss	(802)	(298)	(1,016)	(969)
Interest income, net	102	76	84	97

Net loss	$(700)	$(222)	$(932)	$(872)

Net loss per share basic and diluted	$(0.14)	$(0.04)	$(0.19)	$(0.18)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Critical Accounting Policies

        We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce for such third party entities. Our revenue recognition accounting policy has been applied to all periods presented in "Selected Financial and Other Data."

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

        We have established the 1997 Stock Option Plan, or the plan, to provide additional incentives to our employees, officers, and directors. Under the plan, an aggregate of 500,000 shares of Quotesmith.com common stock may be granted to participants in the plan. We account for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, and, accordingly, recognize no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Stock compensation accounting is discussed more fully in Notes 2 and 7 to the accompanying financial statements.

        We previously acquired selected assets of Insurance News Network, LLC, including its web site, www.Insure.com. The Insure.com web site at that time comprised an insurance news organization consisting of consumer insurance news, information, and decision-making tools. The cost of the acquisition included $1.4 million in cash, the grant of 50,000 stock options with an estimated fair value of $82,000, and expenses of $79,000. The acquisition was recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired, intangible assets of $1,433,000 and furniture, equipment, and software of $128,000, based on the estimated fair values at the date of acquisition.

        Intangible assets are being amortized on a straight-line basis over three years.

        No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Revenues

        Revenues decreased 10% to $9.7 million in 2003 from $10.8 million in 2002. This decrease is attributable to a 25% decrease in the number of policies sold, from 21,251 in 2002 to 15,856 in 2003. During the fourth quarter of 2002 and the first quarter of 2003, we implemented our online application technology for term life insurance business. While this technology streamlined the application process and eliminated the need to employ third party administrative firms to process applications on our behalf, leading to a significant reduction in operations expenses, we believe that many potential customers were unwilling to use this technology, possibly due in part to a reluctance to enter sensitive personal information online. We feel that this accounts for at least a significant portion of the decline in the number of policies sold in 2003, and has led us to provide quote and application facilities by phone. During the third quarter of 2003, we began calling some of our potential customers who started but did not complete an online application. The results of these sample calls convinced us of the need for a call center that could call all customers with incomplete applications, as it became apparent that a significant number of them would buy a policy upon being called. It is our intention to have all of these potential customers called in the future. The decrease in policies sold was partially offset by a 21% increase in revenue per policy sold. In 2002, revenue per policy sold was $507. This figure increased to $614 in 2003, as we were able to obtain more favorable commission and bonus arrangements with some of our carriers. The additional life insurance revenue provided as a result of the Life Quotes acquisition may help us to achieve higher production bonuses from some of our insurance carriers in the future, although the timing and amount of bonuses we receive are controlled by the amount of business we place with certain insurance carriers. There can be no assurance given that the Life Quotes acquisition will result in higher bonus revenues.

Expenses

        Selling and Marketing.    Selling and marketing expenses increased $1.8 million, or 63%, to $4.7 million in 2003 from $2.9 million in 2002. During 2003, we chose to increase marketing expenditures in order to support our new Insure.com brand name. As part of that increase, we placed advertisements on national radio in 2003, a strategy we had not employed in 2002. We were able to increase selling and marketing expenses because of the decrease in our operations expenses, described below. We also increased advertising spending during the year in an attempt to generate more leads and sales.

        Operations.    Operations expense decreased 56% to $3.4 million in 2003 from $7.8 million in 2002, and decreased as a percentage of revenue from 72% in 2002 to 35% in 2003. As mentioned above, the development and launch of our online application and order fulfillment technology in late 2002 and early 2003 allowed us to discontinue the use of third party administrators to process and complete life insurance applications. Also, effective October 31, 2002, the separate Insure.com editorial office was closed and the positions were transferred to our headquarters location, resulting in cost savings. We were also able to staff our operations center in our Darien, Illinois headquarters facility with fewer people in 2003 than in 2002. In addition, as discussed in Note 9 to the financial statements, expense in 2002 included $337,000 for the write off of computer software.

        General and Administrative.    General and administrative expenses increased 5% from $3.2 million in 2002 to $3.3 million in 2003, and increased from 30% of revenues in 2002 to 34% of revenues in 2003.

Interest Income, Net

        Interest income, net was $368,000 in 2003 compared to $359,000 in 2002. The components of interest income are as follows:

	Years ended December 31,
	2003	2002
Interest income	$376,243	$372,677
Interest expense	(8,290)	(14,002)

Interest income, net	$367,953	$358,675

There were also net realized gains on the sale of securities of $93,000 in 2003. There were no securities sales in 2002.

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

Interest Income, Net

        Interest income, net was $359,000 in 2002 compared to $1.1 million in 2001. The components of interest income are as follows:

	Years ended December 31,
	2002	2001
Interest income	$372,677	$1,094,747
Interest expense	(14,002)	(19,052)

Interest income, net	$358,675	$1,075,695

The decrease in net interest income is due primarily to a decrease in average invested assets in 2002, along with lower yields on fixed maturity investments.

Income Taxes (Credit)

        We had no income tax credit for 2002 and 2001 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

        We currently expect that the cash and fixed maturity investments of $15.2 million at December 31, 2003 will be sufficient to meet our anticipated cash requirements for at least the next 12 months, including the operations of the Life Quotes business subsequent to the effective date of the acquisition. However, the acquisition of substantially all of the assets of Life Quotes and the related real estate will be funded in large part by the proposed sale of approximately 2.4 million shares of our common stock to Zions, concurrent with the Life Quotes closing. The remainder of the acquisition will be funded from internal sources, although we may decide to obtain a mortgage loan on the building, depending on the terms and conditions available at the time.

        The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing for operations beyond the sale of shares to Zions, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

        Our sources of funds will consist primarily from commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment and software.

        Cash used in operating activities was approximately $770,000, $520,000 and $7.5 million in 2003, 2002 and 2001, respectively, as shown in our statements of cash flows included in this report. The decrease in cash used in 2003 and 2002, compared to the amount used in 2001, was primarily a result of lower operating losses.

        Cash used for investing activities totaling $247,000 in 2003 consisted of the purchase of fixed income investments in excess of investment maturities and sales of $182,000, and the purchase of fixed assets of $65,000. Cash used for investing activities totaling $658,000 in 2002 consisted of the purchase of fixed income investments in excess of maturities of $556,000 and the purchase of fixed assets of

$102,000. Cash provided by investing activities totaling $8.5 million in 2001 consisted of net proceeds from the maturity and sale of investments totaling approximately $10.3 million, offset by purchases of fixed assets totaling $500,000 and purchases of intangibles in connection with the December 2001 Insurance News Network, LLC acquisition totaling $1.3 million.

        Cash provided by financing activities in 2003 resulted from the exercise of employee stock options totaling $103,000, partially offset by payments of a capital lease obligation of $49,000. Cash used in financing activities in 2002 and 2001, was primarily the result of our stock buy back. During 2002, we bought back approximately 446,000 shares at an average cost of $2.69 per share. During 2001, we bought back approximately 582,000 shares at an average cost of $2.12 per share. We did not buy back any shares of our common stock in 2003.

Cash Flow Obligations

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2003.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	—	—	—	—	—
Capital lease obligations	49,322	49,322
Operating lease obligations	832,212	272,497	562,715
Purchase obligations

Factors that may Affect Our Future Operating Results

Risks Related to the Proposed Stock Issuance

If the issuance of 2,363,636 shares of Quotesmith.com stock to Zions is approved and consummated, Zions, together with two of our officers and directors, will own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

        As of March 5, 2004, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 47.5% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 14.5% of our outstanding common stock. Following the consummation of the issuance of 2,363,636 shares of our common stock to Zions, Messrs. Bland and Thoms would directly or indirectly control 32.2% and 9.8%, respectively, of our common stock, and Zions will directly control 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

  •
  elect our directors;

  •
  amend certain provisions of our certificate of incorporation,

  •
  approve a merger, sale of assets or other major corporate transaction;

  •
  defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

  •
  otherwise control the outcome of all matters submitted for a stockholder vote.

        In addition, the investor rights agreement we signed with Zions will also give Zions the right to designate one member of our Board of Directors. We must receive a vote of at least 75% of our directors to take certain actions.

        This control could discourage others from initiating a potential merger, takeover or another change of control transaction that could be beneficial to our public stockholders. As a result, the market price of our common stock could be harmed.

Risks Relating to the Proposed Acquisition of
Substantially all of the Assets of
Life Quotes and the Related Real Estate

The acquisition of substantially all of the assets of Life Quotes and the related real estate may not provide a successful and profitable complement to our sales efforts

        As more fully described in the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 22, 2004, we have agreed to acquire substantially all of the assets of Life Quotes and the related real estate. Following the acquisition, the assets of Life Quotes and the related real estate will be owned and operated by Life Quotes Acquisition, Inc., our wholly-owned subsidiary. Life Quotes is an Evergreen, Colorado based term life insurance brokerage. Life Quotes sells insurance over the phone to customers who call for a quote in response to direct response advertising. In anticipation of this acquisition, we entered into an agreement with Life Quotes to receive calls from customers in response to a phone number placed in certain of our advertisings. We intend to continue directing these calls to the Life Quotes operation after the acquisition. While Life Quotes has operated profitably in the past, there can be no assurance that it will do so after the acquisition or that our company as a whole will be profitable. There can also be no assurance that this operation will form a successful complement to our present online sales and fulfillment model and generate the anticipated additional sales revenue from our present advertising.

We may not be successful at integrating and managing the Life Quotes operation

        Life Quotes uses a different business model than our own, using commission based telephone sales personnel to provide quotes and take applications, whereas we use primarily salaried insurance professionals to answer questions and process applications primarily filled out online by the customer. While our intent is to operate Life Quotes as a stand-alone sales organization in Evergreen, Colorado through our wholly-owned subsidiary, there can be no assurance that we will be able to operate these two, different business models efficiently and effectively.

The former owner of Life Quotes has a limited non-competition agreement with us.

        Upon closing, Kenneth Manley, the former owner of Life Quotes will have a non-competition agreement with us that will prevent him from competing with us for up to six years. However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent placing business through Quotesmith.com as managing general agent. He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments. We do not expect this arrangement to adversely affect us, but it could result in Manley obtaining business that we might otherwise have obtained directly.

We may not be successful at integrating the operating systems at Life Quotes with our own systems.

        Life Quotes has its own proprietary software that is used for quoting, preparation of applications and customer data base management. There can be no assurance that we will successfully integrate these systems with our own.

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future, even with the new telephone sales and fulfillment facility

        Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2003. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2003 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because 71% of our 2003 revenues were derived from the sale of term life insurance

        For the year ended December 31, 2003, approximately 71% of our revenue was derived from the sale of individual term life insurance (or approximately 86% if we had acquired Life Quotes as of such date). Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

  •
  consumers willingness to conduct self-directed insurance research;

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

  •
  the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria—this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

  •
  volatility in bonus commissions paid to us by insurance companies which typically are highest in the fourth quarter;

  •
  volatility in renewal commission income;

  •
  the conversion and fulfillment rates of consumers' applications, which vary according to insurance product;

  •
  new Web sites, services and products by our competitors;

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

We must further develop our brand recognition in order to remain competitive

        There are a number of other Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Insure.com and Life Quotes brands are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

We do not have agency contracts with all of the insurance companies we quote on our Web site and some insurance companies may refuse to participate in our database or refuse to do business with us

        While we obtain the information contained in our database directly from over 200 insurance companies being quoted and listed on our Web site, we currently only hold agency contracts with 180 of these insurance companies. In the past, a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

        In addition, the insurance companies with which Life Quotes currently does business may refuse to continue to do business our Life Quotes operation after we acquire the Life Quotes business. Many of these insurance companies have the ability to terminate their agency relationship with Life Quotes upon thirty days notice.

Our strategic relationships and agreements may not generate a material amount of revenues for us

        As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. During 2003, we generated fee revenues totaling $1.7 million from these sources. Most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

If we lose any of our key executive officers our business may suffer because we rely on their knowledge of our business

        We believe that our success is significantly dependent upon the continued employment and collective skills of our executive officers, including Founder and Chief Executive Officer, Robert S. Bland, and Executive Vice President and Chief Operating Officer, William V. Thoms. We maintain key man life insurance policies on Messrs. Bland and Thoms and both of these officers have entered into employment contracts with us. The loss of either of these two executives or any of our other key executive officers could harm us.

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

        We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. For the year ended December 31, 2001, we paid $7,500, for the year ended December 31, 2002, we paid $10,000 and for the year ended December 31, 2003, we paid $8,500 in such cash rewards. If our quotes or those of services with respect to which we have click-through arrangements are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

        Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.

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

        Due to the complexity, periodic modification and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws. In addition, Life Quotes has at times been subject to regulatory action for failing to comply with these laws. Failure to comply with these numerous laws in the future could result in fines, additional licensing requirements or the revocation of our license in the particular jurisdiction. These penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

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

        In addition, because we are appointed as an agent for only 180 of the over 200 insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

Risks Related to the Ownership of Our Common Stock

Our stock could become delisted if we fail to meet the minimum financial requirements for continued listing on the Nasdaq SmallCap Market

        In March 2001, the staff of the Nasdaq Stock Market, or Nasdaq, notified us that Quotesmith.com was not in compliance with one of its maintenance standards, requiring at least $5.0 million in value of public float over the previous 30 consecutive trading days, defined as total shares outstanding less any shares held by officers, directors, or beneficial owners of 10 percent or more. In March, Nasdaq gave us 90 calendar days to comply with this standard. Although we were in compliance with all other Nasdaq National Market maintenance requirements, we were unable to sustain a public float value in excess of $5.0 million for 30 consecutive trading days, making our shares ineligible for continued Nasdaq National Market listing. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT.

        The requirements for listing on the Nasdaq SmallCap Market include the following:

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

        Because our common stock is not listed on the Nasdaq National Market, if the trading price of our common stock were to fall below $1.00 per share, trading in our common stock would also be subject to the requirements of certain rules promulgated under the Exchange Act which require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a "penny stock" (generally, a non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). In such event, the additional burdens imposed upon broker-dealers to effect transactions in our common stock could further limit the market liquidity of our common stock and the ability of investors to trade our common stock.

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

  •
  we have a classified Board of Directors with three-year staggered terms that will delay the ability of stockholders to change the membership on the Board of Directors;

  •
  our Board of Directors has the ability to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

  •
  stockholder action may be taken only at a special or regular meeting; and

  •
  we have advance notice procedures that must be complied with by stockholders for them to nominate candidates to our Board of Directors.

        Our preferred stock purchase rights could cause substantial dilution to any person or group who attempts to acquire a significant interest in Quotesmith.com without advance approval of our Board of Directors. The stock purchase agreement we have entered into with Zions requires us to amend our rights plan to exempt acquisitions of shares of our common stock by Zions from the operation of the rights plan. In addition, our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control. We have entered into amendments to our employment agreements with Messrs. Bland and Thoms that exempt the issuance of stock to Zions from constituting a change of control under these employment agreements.

        The foregoing could have the effect of delaying, deferring or preventing a change in control of Quotesmith.com, discourage bids for our common stock at a premium over the market price, or harm the market price of, and the voting and other rights of the holders of, our common stock. We also are subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

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

        Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. As of December 31, 2003, there were net unrealized losses of $69,184 on those investments. There were net unrealized gains on those investments totaling $82,494 at December 31, 2002.

        We did not hold any derivative financial instruments as of December 31, 2003, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

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

Item 9A.    Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 1, 2004. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.

Code of Ethics

        We have adopted a Code of Ethics which applies to all financial officers, including our Chief Executive Officer and our Chief Financial Officer. The Code of Ethics is filed as an exhibit to this Report. We believe our Code of Ethics is compliant with Item 406 of SEC Regulation S-K and the Nasdaq listing standards. Any waivers of the Code of Ethics must be approved by a committee of the Board of Directors comprised solely of independent directors. There have been no waivers to the Code of Ethics since its adoption.

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation," excluding the Board Compensation Committee Report and the stock price performance graph, "Management—Director Compensation"

"Management—Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 1, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The section entitled "Principal Shareholders" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 1, 2004.

        The following table sets forth the following information as of December 31, 2003: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	218,332	$7.34	208,489
Equity compensation plans not approved by security holders	—	—	—

Total	218,332	$7.34	208,489

        Please see note 7 to the audited financial statements of Quotesmith.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Quotesmith.com, Inc. 1997 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions

        The section entitled "Certain Relationships and Related Transactions" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders scheduled for April 22, 2004.

Item 14.    Principal Accounting Fees and Services

        Subject to ratification by the shareholders, the Audit Committee and the Board of Directors have selected Ernst & Young LLP to continue as independent auditors to audit the financial statements of the Company for the year ended December 31, 2004. Representatives of the firm of Ernst & Young LLP will be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Audit Fees

        The aggregate fees for each of the last two fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q were $200,901 in 2003 and $172,800 in 2002.

Audit-Related Fees

        The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption "Audit Fees" were $15,431 in 2003 and $10,800 in 2002. The audit-related fees for 2003 involved consulting regarding acquisition accounting issues, and the audit-related fees for 2002 involved accounting disclosure regarding the Insurance News Network acquisition and assistance to our temporary chief accountant.

Tax Fees

        For the last two years, there were no fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

All Other Fees

        The aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP, other than the services reported above, were $1,601 in 2003 and $1,500 in 2002. The fees were for use of the Ernst & Young online service.

Pre-Approval Policies and Procedures

        The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee the authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

        All of the above services for 2003 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

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

  Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999).
  Quotesmith.com 1999 Employee Stock Purchase Plan.
  Quotesmith.com 2004 Stock Option Plan.
  Employment Agreement between the Company and Robert S. Bland, as amended.
  Employment Agreement between the Company and William V. Thoms, as amended.

  Employment Agreement between the Company and Phillip A. Perillo.
  Form of Director Indemnification Agreement
  See Exhibit Index (immediately following the signature pages) for exhibits filed with this annual report.

(b)
Reports on Form 8-K:

  The Company filed a press release revising previously-issued earnings guidance on Form 8-K, dated October 2, 2003.
  The Company filed its third quarter, 2003 earnings press release on Form 8-K, dated October 29, 2003.
  The Company filed a press release revising previously-issued earnings guidance on Form 8-K, dated December 12, 2003.

(c)
Exhibits

  See Exhibits Index (immediately following the signature pages).

(d)
Schedules

  All required schedules are included.

QUOTESMITH.COM, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Quotesmith.com, Inc.

        We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Chicago, Illinois
January 16, 2004
    Except Note 10, as to which the date is
    March 3, 2004

QUOTESMITH.COM, INC.

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Cash and equivalents	$676,728	$1,639,909
Fixed maturity investments— available for sale at fair value (Note 3)	4,204,150	8,823,890
Commissions receivable, less allowances (2003 – $176,000; 2002 – $197,000)	1,062,534	1,125,544
Other assets	423,715	324,686

Total current assets	6,367,127	11,914,029
Fixed maturity investments— available for sale at fair value (Note 3)	10,345,555	5,843,988
Furniture, equipment, and computer software at cost, less accumulated depreciation (2003 – $2,859,000; 2002 – $2,284,000)	375,177	885,469
Intangible assets at cost, less accumulated amortization (2003 – $995,000; 2002 – $517,000) (Note 2)	437,761	915,317

Total assets	$17,525,620	$19,558,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities	$760,005	$1,428,601

Total current liabilities	760,005	1,428,601
Long-term capital lease obligations (Note 5)	—	35,018

Total liabilities	760,005	1,463,619
Commitments and contingencies (Note 8)
Stockholders' equity (Notes 6 and 7):
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2003 – 7,317,573; 2002 – 7,268,072	21,953	21,804
Additional paid-in capital	64,075,686	63,972,732
Retained-earnings deficit	(43,468,855)	(42,187,861)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive income (loss)	(69,184)	82,494

Total stockholders' equity	16,765,615	18,095,184

Total liabilities and stockholders' equity	$17,525,620	$19,558,803

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenues:
Commissions and fees (Note 1)	$9,717,810	$10,631,467	$8,743,286
Other	19,034	145,327	107,249

Total revenues	9,736,844	10,776,794	8,850,535
Expenses:
Selling and marketing (Note 2)	4,735,438	2,912,547	7,051,893
Operations (Notes 7 and 9)	3,393,936	7,755,693	6,004,239
General and administrative (Note 7)	3,348,968	3,193,797	3,503,173

Total expenses	11,478,342	13,862,037	16,559,305

Operating loss	(1,741,498)	(3,085,243)	(7,708,770)
Interest income, net (Note 2)	367,953	358,675	1,075,695
Realized gain on sale of securities	92,551	—	—

Loss before income taxes	(1,280,994)	(2,726,568)	(6,633,075)
Income tax credit (Note 4)	—	—	—

Net loss	$(1,280,994)	$(2,726,568)	$(6,633,075)

Net loss per common share, basic and diluted	$(0.26)	$(0.55)	$(1.22)

Weighted average common shares and equivalents outstanding, basic and diluted	4,917,314	4,964,500	5,441,039

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock		Total Stockholders' Equity
2001:
Balance at January 1	7,253,570	21,761	63,836,873	(32,828,218)	(1,360,313)	(2,798)	29,667,305
Net loss	—	—	—	(6,633,075)	—	—	(6,633,075)
Other comprehensive gain—unrealized gain on investments	—	—	—	—	—	22,894	22,894

Total comprehensive loss							(6,610,181)
Stock options issued in connection with acquisition (See Note 1)	—	—	82,250	—	—	—	82,250
Purchase of 581,624 treasury shares	—	—	—	—	(1,235,030)	—	(1,235,030)
Employee stock compensation	—	—	10,938	—	—	—	10,938

Balance at December 31	7,253,570	21,761	63,930,061	(39,461,293)	(2,595,343)	20,096	21,915,282
2002:
Net loss	—	—	—	(2,726,568)	—	—	(2,726,568)
Other comprehensive gain—unrealized gain on investments	—	—	—	—	—	62,398	62,398

Total comprehensive loss							(2,664,170)
Purchase of 446,050 treasury shares	—	—	—	—	(1,198,642)	—	(1,198,642)
Proceeds from sale of common stock:
—exercise of stock options	14,502	43	26,711	—	—	—	26,754
Employee stock compensation	—	—	15,960	—	—	—	15,960

Balance at December 31	7,268,072	$21,804	$63,972,732	$(42,187,861)	$(3,793,985)	$82,494	$18,095,184
2003:
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss—unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)

Total comprehensive loss							(1,432,672)
Proceeds from sale of common stock:
—exercise of stock options	49,501	149	102,954	—	—	—	103,103

Balance at December 31	7,317,573	$21,953	$64,075,686	$(43,468,855)	$(3,793,985)	$(69,184)	$16,765,615

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,280,994)	$(2,726,568)	$(6,633,075)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	575,171	924,700	760,136
Amortization	626,468	339,253	(157,759)
Impairment of computer software	—	336,582	—
Accounts payable and accrued liabilities	(654,292)	422,654	(1,852,324)
Commissions receivable	63,010	225,958	189,013
Stock compensation	—	15,960	10,938
Other assets	(99,029)	(58,267)	232,745

Net cash used by operating activities	(769,666)	(519,728)	(7,450,326)
Cash flows from investing activities:
Purchase of investments	(14,199,621)	(23,455,781)	(21,263,056)
Proceeds from investment maturities	7,800,000	22,900,000	29,100,000
Proceeds from sales of investments	6,217,204	—	2,500,000
Purchase of intangible assets	—	—	(1,350,421)
Purchase of furniture, equipment and software	(64,879)	(102,276)	(498,557)

Net cash provided (used) by investing activities	(247,296)	(658,057)	8,487,966
Cash flows from financing activities:
Proceeds from issuance of common stock	103,103	26,754	—
Purchase of treasury stock	—	(1,198,642)	(1,235,030)
Payment of capital lease obligation	(49,322)	(43,610)	(38,559)

Net cash provided (used) by financing activities	53,781	(1,215,498)	(1,273,589)

Net decrease in cash and equivalents	(963,181)	(2,393,283)	(235,949)
Cash and equivalents at beginning of year	1,639,909	4,033,192	4,269,141

Cash and equivalents at end of year	$676,728	$1,639,909	$4,033,192

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANCIAL STATEMENTS

1.     Description of Business

        Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage. The Company owns and operates a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products. The Company uses this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company's licensed insurance customer service staff. The Company's website also provides insurance information and decision-making tools, among with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. The Company conducts its insurance agency and brokerage operations primarily using salaried, non-commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

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

        The accompanying financial statements reflect the operations of Insurance News Network, LLC, from the date of acquisition. The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2001.

2001
Year Ended December 31, 2001 (in thousands, except per share data)
Total revenues	$10,179
Net loss	(7,341)
Net loss per common share, basic and diluted	$(1.35)

        The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the respective years, nor is it necessarily indicative of future operating results.

        In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 2001, these included two companies with revenues of $1.1 million and $975,000. In 2002 and 2003, there were no companies that provided more than ten percent of the Company's total revenues. The Company's business represents one business segment.

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

Investments

        The Company classifies its fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders' equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method.

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

Intangible Assets

        Intangible assets represent the value assigned to the acquired insure.com Web site and are being amortized on a straight-line basis over three years. Amortization expense was $480,000 in 2002, $480,000 in 2003 and is expected to be $435,000 in 2004.

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

Non-operating Income and Expense

        Interest income, net in the accompanying statements of operations includes the following:

	Years ended December 31,
	2003	2002	2001
Interest income	$376,243	$372,677	$1,094,747
Interest expense	(8,290)	(14,002)	(19,052)

Interest income, net	$376,953	$358,675	$1,075,695

In 2003, the Company realized gains of $93,000 on the sale of fixed maturity investments.

Net Loss Per Share

        Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.

Comprehensive Income or Loss

        Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2003	2002	2001
Unrealized gain (loss) on investments	$(59,127)	$62,398	$22,894
Less: Reclassification adjustment for realized gains included in income	(92,551)	—	—

Other comprehensive gain (loss)	$(151,678)	$62,398	$22,894

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

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss as reported	$(1,281)	$(2,727)	$(6,633)
Add back stock compensation, as reported	—	16	11
Less pro forma stock compensation using fair value method	(147)	(235)	(374)

Pro forma net loss	$(1,428)	$(2,946)	$(6,996)

Pro forma net loss per common share, basic and diluted	$(0.29)	$(0.59)	$(1.29)

3.     Investments

        Investments are classified as available-for-sale securities and are reported at fair value, as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003:
U.S. Government agency bonds	$1,689,944	$8,095	$—	$1,698,039
Corporate bonds and commercial paper	12,928,945	51,218	128,497	12,851,666

Total	$14,618,889	$59,313	$128,497	$14,549,705

December 31, 2002:
U.S. Government agency bonds	$7,526,079	$21,821	$729	$7,547,171
Corporate commercial paper	7,059,305	66,571	5,169	7,120,707

Total	$14,585,384	$88,392	$5,898	$14,667,878

        As of December 31, 2003, investments maturities are as follows:

	Amortized Cost	Fair Value
Due in one year or less	$4,179,444	$4,204,150
Due in 1-2 years	5,306,106	5,330,641
Due in 2-4 years	5,133,339	5,014,914

Total	$14,618,889	$14,549,705

4.     Income Taxes

        A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2003	2002	2001
Pre-tax loss times federal rate	$(436,000)	$(927,000)	$(2,255,200)
State income tax credit	(61,000)	(130,900)	(318,400)
Increase in valuation allowance	554,000	966,000	2,540,000
Stock compensation	0	6,200	4,200
Other	(57,000)	85,700	29,400

Income tax credit	$—	$—	$—

        Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

        Significant components of the Company's deferred tax assets and liabilities are as follows

	December 31,
	2003	2002
Deferred tax liabilities—other assets	$0	$32,000
Deferred tax assets:
Net operating loss carryforwards	16,097,000	15,759,000
Unamortized cash to accrual adjustment	0	243,000
Depreciation and amortization	600,000	199,000
Other	138,000	112,000

Total gross deferred tax assets	16,835,000	16,313,000
Valuation allowance	(16,835,000)	(16,281,000)

Net deferred tax assets	0	32,000

Net deferred tax amounts	$—	$—

        As of December 31, 2003, the Company had net operating loss carryforwards of approximately $41,488,000 available to offset future taxable income, which expire in 2006 to 2023. There were no income taxes paid or recovered in 2001, 2002 or 2003.

5.     Obligations under Capital Lease

        Furniture, equipment and computer software at December 31, 2003 and 2002 includes gross assets acquired under capital lease of $196,000. Related amortization included in accumulated depreciation was $142,000 and $103,000 at December 31, 2003 and 2002, respectively. Amortization of assets under capital lease is included in depreciation expense.

        The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2003 are as follows:

Year Ending December 31,	Amount
2004	$37,040
Imputed interest	(2,023)

Present value of net minimum lease payments	35,017
Current lease obligation	(35,017)

Long-term lease obligations	$—

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

Treasury Stock

        As of December 31, 2003, the Company is authorized to repurchase 652,000 additional shares of its common stock.

Private Placement and Related Party Transactions

        In 1999, the Company sold 333,333 shares of its common stock to a company (the Investor) for proceeds of $3,000,000 in a private placement and sold 90,909 shares of its common stock to the Investor for proceeds totaling $3,000,000 in the initial public offering. In 2001, the Company repurchased its shares from the Investor.

Employee Stock Purchase Plan

        The Company has a plan under which employees could purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2003.

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

	Years Ended December 31,
	2003	2002	2001
Dividend yield	None Issued	0.0%	0.0%
Risk-free interest rate	—	2.5%	4.5%
Volatility	—	93.5%	105.3%
Expected life (years)	—	5.0	5.0 to 7.0

        In 2002 and 2001, the Company recorded compensation expense of $15,960 and $10,938, respectively relating to stock options granted below the estimated fair value of the Company's common stock, with a corresponding credit to additional paid-in capital. There were no stock options granted below the estimated fair value of the Company's common stock in 2003.

        Transactions related to all stock options are as follows:

	Years Ended December 31,
	2003		2002		2001
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Beginning Balance	360,047	$6.28	712,131	$7.03	377,996	$19.86
Granted with exercise price equal to stock value	—	—	156,500	3.04	522,000	2.00
Exercised	(49,501)	2.08	(14,502)	1.84	—	—
Forfeited	(42,214)	4.51	(494,082)	6.41	(187,865)	19.03

Outstanding	268,332	$7.34	360,047	$6.28	712,131	$7.03

Exercisable at end of year	165,999		129,538		164,056

        Of the options granted in 2001, 50,000 options, with an exercise price of $2.00 per share, were issued as part of the cost of the acquisition discussed in Note 1. Of the options outstanding at December 31, 2003, 25,000, with an exercise price of $2.00 per share, vest in 2007. All of the remaining unexercisable options vest in 2003 and 2004.

        Information regarding options outstanding and exercisable at December 31, 2003 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$ 1.25	6,500	7.25	$1.25	2,000	$1.25
$2.00 - $ 2.78	62,833	7.92	2.13	30,000	2.13
$2.99 - $ 6.38	152,999	7.64	3.84	87,999	4.20
$9.00 - $10.32	11,667	5.34	9.11	11,667	9.11
$33.00	34,333	5.59	33.00	34,333	33.00

	268,332	7.34	$7.34	165,999	$10.09

        The options have terms of ten years. Under the Company's Plan, 208,489 shares were available for grant as awards or options at December 31, 2003.

        The weighted average fair value per share of options granted were as follows:

2003	2002	2001
None Issued	$2.20	$1.64

8.     Commitments and Contingencies

        As of December 31, 2003, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $272,000 in 2004, $278,000 in 2005 and $284,000 in 2006. In addition, the Company must pay its proportionate share of taxes and operating costs for the Darien lease site.

        Rent expense was $320,000 in 2001, $428,000 in 2002 and $286,000 in 2003.

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

10.   Subsequent Events

        On March 1, 2004, the Company signed an agreement to acquire selected assets of Life Quotes, Inc. for $18,400,000, subject to closing conditions, which include approval of the transaction by the Company's shareholders. Life Quotes is an Evergreen, Colorado-based life insurance brokerage that markets term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents. The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service. Allocation of the purchase price to the assets acquired has not yet been completed, pending an independent valuation of those assets. For the year ended December 31, 2003, Life Quotes had revenues of approximately $10 million and net income of approximately $1 million.

        On the same date, the Company signed an agreement to sell 2.36 million shares of its common stock to Zions Bancorporation for $5.50 net per share, thus raising $13 million in new capital to be used by the Company to fund part of the Life Quotes acquisition cost. The investor rights agreement we will enter with Zions, upon consummation of the stock issuance will prohibit us from paying cash dividends on our common stock unless certain conditions are met. This agreement is also subject to shareholder approval. Quotesmith.com intends to fund the remainder of the purchase price by using cash on hand and/or mortgage debt.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2004.

QUOTESMITH.COM, INC.
By:	/s/ ROBERT S. BLAND
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2004:

Signature	Title

/s/ ROBERT S. BLAND Robert S. Bland	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ WILLIAM V. THOMS William V. Thoms	Executive Vice President, Chief Operating Officer, and Director
/s/ PHILLIP A. PERILLO Phillip A. Perillo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BRUCE J. RUEBEN Bruce J. Rueben	Director
/s/ TIMOTHY F. SHANNON Timothy F. Shannon	Director
/s/ JEREMIAH A. DENTON, JR. Jeremiah A. Denton, Jr.	Director
/s/ RICHARD F. GRETSCH Richard F. Gretsch	Director

EXHIBITS

FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1††	Restated Certificate of Incorporation of Company.
3.2††	Amended and Restated By-Laws of the Company.
4.3††	Form of Rights Agreement.
4.3(a)††	Certificate of Designation, Preferences and Rights.
10.1††	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2††	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3††	Employment Agreement between the Company and Robert S. Bland.
10.4††	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6††	Form of Director Indemnification Agreement.
10.7††	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8††	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9††	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10††	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.11††	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12††	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†	Stock Purchase Agreement, dated as of March 1, 2004, between the Company and Zions Bancorporation
10.14†	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thom
10.15†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and with Robert S. Bland (12/15/03), dated March 1, 2004
10.16†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and William V. Thoms (2/10/03), dated March 1, 2004
10.17†	Asset Purchase Agreement, dated as of January 31, 2004, by and among the Company, Life Quotes Acquisition, Inc., Life Quotes, Inc. and Kenneth L. Manley
10.18†	Real Estate Purchase and Sale Agreement, dated as of January 31, 2004, between Life Quotes Acquisition, Inc. and The Kenneth L. Manley Revocable Trust dated as of June 10, 1987
10.19	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan (filed herewith)
21.0	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP (filed herewith)
24.0	Powers of Attorney (See Signature Page to this Report)
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1	Code of Ethics (filed herewith)

†
Incorporated by reference to the Company's Current Report on Form 8-K, filed March 4, 2004.

††
Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.

†††
Incorporated by reference to the Company's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

QuickLinks

Documents Incorporated by Reference
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 4(a). Executive Officers of the Registrant
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
QUOTESMITH.COM, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
QUOTESMITH.COM, INC. BALANCE SHEETS
QUOTESMITH.COM, INC. STATEMENTS OF OPERATIONS
QUOTESMITH.COM, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
QUOTESMITH.COM, INC. STATEMENTS OF CASH FLOWS
QUOTESMITH.COM, INC. NOTES TO FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY
FORM 10-K INDEX TO EXHIBITS