Form 10-Q
period 2004-03-31
QUOTESMITH COM INC
filed 2004-05-14
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004.

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

The number of outstanding shares of the regisrant’s common stock was 4,958,232 net of treasury shares, on May 7, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.
BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS

Cash and equivalents	$1,165,429	$676,728
Fixed maturity investments – available for sale at fair value	5,633,198	4,204,150
Commissions receivable, less allowances (2004 — $174,000; 2003 — $176,000)	1,176,809	1,062,534
Other assets	654,747	423,715
Total current assets	8,630,183	6,367,127
Fixed maturity investments- available for sale at fair value	7,945,794	10,345,555
Furniture, equipment, and computer software at cost, less accumulated depreciation (2004—$2,962,000; 2003—$2,859,000)	271,894	375,177
Intangible assets at cost, less accumulated amortization (2004—$1,114,000; 2003—$995,000)	318,371	437,761

Total assets	$17,166,242	$17,525,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$927,517	$760,005
Total current liabilities	927,517	760,005

Total liabilities	927,517	760,005

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 7,317,573;	21,953	21,953
Additional paid-in capital	64,075,686	64,075,686
Retained-earnings deficit	(44,088,430)	(43,468,855
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985
Accumulated other comprehensive income (loss)	23,501	(69,184
Total stockholders’ equity	16,238,725	16,765,615
Total liabilities and stockholders’ equity	$17,166,242	$17,525,620

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2004	2003
	(unaudited)
Revenues:
Commissions and fees	$2,450,223	$2,557,062
Other	1,991	14,499
Total revenues	2,452,214	2,571,561
Expenses:
Selling and marketing	1,359,910	1,302,573
Operations	896,791	972,412
General and administrative	901,483	800,965
Total expenses	3,158,184	3,075,950
Operating loss	(705,970)	(504,389)
Interest income	86,219	91,597
Realized gain on sale of investments	176	—

Net loss	$(619,575)	$(412,792)
Net loss per common share, basic and diluted	$(0.12)	$(0.08)
Weighted average common shares and equivalents outstanding, basic and diluted	4,958,232	4,909,331

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2003:
Balance at January 1	7,268,072	$21,804	$63,972,732	$(42,187,861)	$(3,793,985)	$82,494	$18,095,184
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)
Total comprehensive loss							(1,432,672)
Proceeds from sale of common stock:
-exercise of stock options	49,501	149	102,954	—	—	—	103,103
Balance at December 31	7,317,573	21,953	64,075,686	(43,468,855)	(3,793,985)	(69,184)	16,765,615
Three months ended
March 31, 2004 (unaudited)
Net loss	—	—	—	(619,575)	—	—	(619,575)
Other comprehensive income- unrealized gain on investments	—	—	—	—	—	92,685	92,685
Total comprehensive loss							(526,890)
Balance at March 31, 2003 (unaudited)	7,317,573	$21,953	$64,075,686	$(44,088,430)	$(3,793,985)	$23,501	$16,238,725

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(619,575)	$(412,792)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	103,283	165,440
Amortization	184,362	171,539
Accounts payable and accrued liabilities	180,821	(34,220)
Commissions receivable	(114,275)	36,412
Other assets	(231,032)	(99,093)
Net cash used by operating activities	(496,416)	(172,714)

Cash flows from investing activities:
Purchases of investments	—	(4,132,158)
Proceeds from investment maturities	—	3,900,000
Proceeds of sales of investments	998,426	—
Net cash provided (used) by investing activities	998,246	(232,158)

Cash flows from financing activities:
Issuance of common stock	—	1,250
Payment of capital lease obligation	(13,309)	(11,767)
Net cash used by financing activities	(13,309)	(10,517)
Net increase (decrease) in cash and cash equivalents	488,701	(415,389)
Cash and cash equivalents at beginning of period	676,728	1,639,909
Cash and cash equivalents at end of period	$1,165,429	$1,224,520

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANACIAL STATEMETS

(Unaudited)

1.  Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage.  The Company owns and operates a comprehensive, online consumer insurance information service, accessible at www.insure.com, which caters to the needs of self-directed insurance shoppers.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products.  The Company uses this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that it produces.  The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel, and it generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Quarter Ended March 31,
	2004	2003

Net loss as reported	$(619,575)	$(412,792)
Less pro forma stock compensation using fair value method	(37,051)	(146,095)
Pro forma net loss	$(656,626)	$(558,887)
Pro forma net loss per common share, basic and diluted	$(.13)	$(.11)

3.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

4.  Acquisition and Related Funding

On March 1, 2004, the Company signed an agreement to acquire selected assets of Life Quotes, Inc. for $18,400,000, subject to closing conditions.  Life Quotes is an Evergreen, Colorado-based life insurance brokerage that markets term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents.  The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service.  As a part of the acquisition, the Company has agreed to grant up to 300,000 options to acquire common shares to employees of Life Quotes, Inc., pending shareholder approval at the upcoming annual meeting of the Company.  Allocation of the purchase price to the assets acquired has not yet been completed, pending an independent valuation of those assets.  For the year ended December 31, 2003, Life Quotes had revenues of approximately $10 million and net income of approximately $1 million.

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

On May 7, 2004, the Company borrowed $6.5 million from Zions Bancorporation and used these funds, along with funds on hand, to close the acquisition of Life Quotes, Inc.  Under the terms of the borrowing agreement, the proceeds of the sale of common shares to Zions Bancorporation must be used first to repay the loan and any accrued interest thereon.  The loan agreement also calls for repayment within six months if the sale of common shares has not occurred.

None of the above-described transactions were recorded in the accompanying March 31, 2004 financial statements, as the respective closings had not taken place as of that date.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; demand for life insurance; effects of the war in Iraq on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition;  our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital.  See the section entitled “Factors That May Affect Our Future Operating Results” for a description of these and other risks, uncertainties, and factors.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2004 and March 31, 2003

Revenues

Revenues decreased $120,000 to $2.5 million in the first quarter of 2004, compared to $2.6 million in the same period of 2003.  Commissions decreased $75,000, or 3.7% in the first quarter of 2004 compared to the same period in the prior year.  Although policies sold decreased 10% to 3,638 in 2004 from 4,033 in 2003, the average commission revenue per policy sold increased to $546 from $512 in the first quarter of 2003, an increase of 7%.  Other revenue declined $31,000 in the first quarter of 2004 when compared to the first quarter of 2003, to a total of $463,000.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $57,000 (4.4%) in the first quarter of 2004 when compared with the same period in 2003.  Included in the 2004 expense of $1,360,000 was a total of $390,000 in fees for click traffic from one provider of an insurance website.  This arrangement began in 2004, so there was no similar expense in 2003.  Other selling and marketing expenses consist primarily of the costs of magazine advertisements and direct mail.  In 2003, selling and marketing expenses also included the costs of radio advertising, which has been limited this year.

Operations.  Operations expenses decreased 8% to $897,000 for the quarter ended March 31, 2004, compared to $972,000 for the same period in 2003.  This decrease in operations expenses is the result of our previously announced cost reduction measures, including the use of our new online order fulfillment technology, which has significantly reduced our handling costs per policy.  The first quarter of 2003 still had some of the costs associated with the business model prior to the implementation of this new technology, primarily fees paid to third party administrative firms to complete and process insurance applications.

General and Administrative.  General and administrative expenses increased approximately $100,000 or 13%, from $801,000 for the quarter ended March 31, 2003, to $901,000 for the quarter ended March 31, 2004.  Higher expenses for corporate insurance and employee compensation resulted in the increase in this category.

Interest Income

 Interest income was $86,000 in the first quarter of 2004 compared to $92,000 in the first quarter of 2003.   The decrease in interest income reflects a slightly smaller investment portfolio as well as lower interest rates.

Income Taxes (Credit)

We had no income tax credit for 2004 and 2003 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

The acquisition of substantially all of the assets of Life Quotes and the related real estate on May 7, 2004 was paid for with $6.5 million obtained through a short-term loan from Zions Bancorporation and approximately $12 million from the Company’s cash and investments.  The proceeds from the proposed sale of 2.36 million shares of the Company’s common shares to Zions Bancorporation for $13 million will be used to pay off the loan and any accrued interest thereon, with the remainder of the proceeds being added to the Company’s cash and fixed maturity investment portfolio.  These transactions are more fully described in the proxy statement filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders.  We currently expect that the cash and fixed maturity investments we presently hold after the Life Quotes acquisition will be sufficient to meet our anticipated cash requirements for at least the next 12 months, including the operations of the Life Quotes business subsequent to the closing date of the acquisition.

The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing.  If we require additional equity financing for operations beyond the sale of shares to Zions Bancorporation, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock.  If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations.  If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed income portfolio.  The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, purchases of furniture, equipment and software.

Cash used by operating activities was approximately $496,000 for the first quarter of 2004, compared with cash used by operating activities of $173,000 for the same period in 2003.  Cash was used by operating activities in the first quarter of 2004 primarily to fund the net loss for the period, as well as to pay for an increase in other assets consisting primarily of costs connected with the acquisition of Life Quotes, such as attorney fees.  These costs have been capitalized as part of the cost of the acquisition.  In the first quarter of 2003, cash was used to fund the net loss as well as to pay for an increase in other assets and a reduction in accounts payable and accrued liabilities.

Cash provided by investing activities was $998,000 in the first quarter of 2004, consisting of the sale of investments.  During 2003, the purchase of investments exceeded maturities, resulting in a use of cash by investing activities.

Cash used by financing activities was $13,000 in the first quarter of 2004, compared with approximately $11,000 used by financing activities for the same period in 2003.  The cash used by financing activities in both periods was used to make payments under a capital lease obligation.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of March 31, 2004.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	21,709	21,709
Operating lease obligations	767,089	273,960	493,129

Factors That May Affect Our Future Operating Results

Risks Related to the Proposed Stock Issuance

If the issuance of 2,363,636 shares of Quotesmith.com stock to Zions is approved and consummated, Zions, together with two of our officers and directors, will own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of May 7, 2004, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 47.5% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 14.3% of our outstanding common stock. Following the consummation of the issuance of 2,363,636 shares of our common stock to Zions, Messrs. Bland and Thoms would directly or indirectly control 32.2% and 9.7%, respectively, of our common stock, and Zions will directly control 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

Risks Relating to the Acquisition of
Substantially all of the Assets of
Life Quotes and the Related Real Estate

The acquisition of substantially all of the assets of Life Quotes and the related real estate may not provide a successful and profitable complement to our sales efforts

We have acquired substantially all of the assets of Life Quotes and the related real estate, as more fully described in the proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders.  Following the acquisition, the assets of Life Quotes and the related real estate is owned and operated by Life Quotes Acquisition, Inc., our wholly-owned subsidiary.  Life Quotes is an Evergreen, Colorado based term life insurance brokerage.  Life Quotes sells insurance over the phone to customers who call for a quote in response to direct response advertising.  In anticipation of this acquisition, we entered into an agreement with Life Quotes to receive calls from customers in response to a phone number placed in certain of our advertisings.  We intend to continue directing these calls to the Life Quotes operation after the acquisition.  While Life Quotes has operated profitably in the past, there can be no assurance that it will do so after the acquisition or that our company as a whole will be profitable.  There can also be no assurance that this operation will form a successful complement to our present online sales and fulfillment model and generate the anticipated additional sales revenue from our present advertising.

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

Upon closing, Kenneth Manley, the former owner of Life Quotes will have a non-competition agreement with us that will prevent him from competing with us for up to six years.  However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent, placing business through Quotesmith.com as managing general agent.  He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments.  We do not expect this arrangement to adversely affect us, but it could result in Manley obtaining business that we might otherwise have obtained directly.

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

Risks Related to Regulation

Our compliance with the strict regulatory environment applicable to the insurance industry is costly, and if we fail to comply with the numerous laws and regulations that govern the industry we could be subject to penalties

We must comply with the complex rules and regulations of each jurisdiction’s insurance department which impose strict and burdensome guidelines on us regarding our operations.  Compliance with these rules and regulations imposes significant costs on our business.  Each jurisdiction’s insurance department typically has the power, among other things, to:

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

Demand for our services may be reduced if we are unable to safeguard the security and privacy of our customer’s information

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

The requirements for listing on the Nasdaq SmallCap Market include the following:

(1)          either (a) stockholders’ equity of $2,500,000, (b) net income in two of the last three years of $500,000, or (c) a market capitalization of  $35,000,000;

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized gains (losses) on those investments totaled $23,501 at March 31, 2004, and $(69,184) at December 31, 2003.

We did not hold any derivative financial instruments as of March 31, 2004, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

Use of Initial Public Offering Proceeds.  On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission.  After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering.  As of March 31, 2004, our balance sheet reflected approximately $13.6 in investments and $1.2 in cash and cash equivalents with respect to proceeds received from the initial public offering.  Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, and for general operating activities.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a).Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Section 302
31.2	Statement of Chief Financial Officer Pursuant to Section 302
32.1	Statement of Chief Executive Officer Pursuant to Section 1350
32.2	Statement of Chief Financial Officer Pursuant to Section 1350

(b). Reports on Form 8-K

The Company filed its year-end, 2003 earnings press release on Form 8-K, dated February 4, 2004.  On March 4, 2004, the Company filed a press release announcing the agreement to acquire substantially all of the assets of Life Quotes, Inc, and the agreement to sell approximately 2.4 million shares of its common stock to Zions Bancorporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTESMITH.COM, INC.
Date: May 10, 2004
	By:	/s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer