Form 10-Q
period 2004-06-30
QUOTESMITH COM INC
filed 2004-08-16
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐Yes  ☒ No

The number of outstanding shares of the regisrant’s common stock was 4,958,832 net of treasury shares, on August 9, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Cash and equivalents	$238,428	$676,728
Fixed maturity investments – available for sale at fair value	—	4,204,150
Commissions receivable, less allowances (2004 — $429,000; 2003 — $176,000)	2,669,216	1,062,534
Other assets	286,849	423,715
Total current assets	3,194,493	6,367,127
Fixed maturity investments- available for sale at fair value	2,456,010	10,345,555
Land	830,000	—
Building, less accumulated depreciation (2004—$19,000)	4,650,542	—
Furniture, equipment, and computer software at cost, less accumulated depreciation (2004—$3,060,000; 2003—$2,859,000)	407,129	375,177
Intangible assets at cost, less accumulated amortization (2004—$1,341,000; 2003—$995,000)	4,218,683	437,761
Goodwill	7,648,416	—

Total assets	$23,405,273	$17,525,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,662,719	$760,005
Note payable	6,500,000	—
Total current liabilities	8,162,719	760,005

Total liabilities	8,162,719	760,005

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2004—7,318,173; 2003—7,317,573	21,955	21,953
Additional paid-in capital	64,076,434	64,075,686
Retained-earnings deficit	(44,926,638)	(43,468,855)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive loss	(135,212)	(69,184)
Total stockholders’ equity	15,242,554	16,765,615
Total liabilities and stockholders’ equity	$23,405,273	$17,525,620

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$4,291,737	$2,511,302	$6,741,961	$5,068,364
Other	3,846	(942)	5,837	13,557
Total revenues	4,295,583	2,510,360	6,747,798	5,081,921
Expenses:
Selling and marketing	2,000,241	1,356,387	3,360,151	2,658,960
Operations	1,957,700	749,263	2,777,778	1,611,304
General and administrative	793,755	641,266	1,549,282	1,267,773
Depreciation and amortization	344,228	262,810	566,900	547,639
Total expenses	5,095,924	3,009,726	8,254,111	6,085,676
Operating loss	(800,341)	(499,366)	(1,506,313)	(1,003,755)
Interest income (net)	7,738	97,898	93,958	189,495
Realized gains (losses) on sale of securities	(45,604)	93,074	(45,428)	93,074

Net loss	$(838,207)	$(308,394)	$(1,457,783)	$(721,186)
Net loss per common share, basic and diluted	$(0.17)	$(0.06)	$(0.29)	(0.15)
Weighted average common shares and equivalents outstanding, basic and diluted	4,958,370	4,909,731	4,958,301	4,909,532

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2003:
Balance at January 1	7,268,072	$21,804	$63,972,732	$(42,187,861)	$(3,793,985)	$82,494	$18,095,184
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)
Total comprehensive loss							(1,432,672)
Proceeds from sale of common stock:
•exercise of stock options	49,501	149	102,954	—	—	—	103,103
Balance at December 31	7,317,573	21,953	64,075,686	(43,468,855)	(3,793,985)	(69,184)	16,765,615
Six months ended June 30, 2004 (unaudited)
Net loss	—	—	—	(1,457,783)	—	—	(1,457,783)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(66,028)	(66,028)
Total comprehensive loss							(1,523,811)
Proceeds from sale of common stock:
•exercise of stock options	600	2	748				750
Balance at June 30, 2004 (unaudited)	7,318,173	$21,955	$64,076,434	$(44,926,638)	$(3,793,985)	$(135,212)	$15,242,554

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net loss	$(1,457,783)	$(721,186)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	221,237	308,862
Amortization	437,454	261,291
Accounts payable and accrued liabilities	914,035	(426,966)
Commissions receivable	(294,061)	(36,756)
Other assets	136,866	51,959
Net cash used by operating activities	(42,252)	(562,796)

Cash flows from investing activities:
Purchases of investments	—	(11,313,934)
Purchase of selected net assets of Life Quotes	(18,784,614)	—
Proceeds from investment maturities	—	6,900,000
Proceeds of sales of investments	11,935,876	4,212,900
Purchase of furniture, equipment and computer software	(21,026)	(44,958)
Net cash used by investing activities	(6,869,764)	(245,992)

Cash flows from financing activities:
Issuance of common stock	750	1,250
Proceeds of note payable	6,500,000	—
Payment of capital lease obligation	(27,034)	(23,903)
Net cash provided (used) by financing activities	6,473,716	(22,653)

Net decrease in cash and cash equivalents	(438,300)	(831,441)
Cash and cash equivalents at beginning of period	676,728	1,639,909
Cash and cash equivalents at end of period	$238,428	$808,468

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(838,207)	$(308,394)	$(1,457,783)	$(721,186)
Less pro forma stock compensation using fair value method	(36,787)	(48,560)	(73,838)	(99,237)
Pro forma net loss	$(874,994)	$(356,954)	$(1,531,621)	$(820,423)
Pro forma net loss per common share, basic and diluted	$(0.18)	$(0.07)	$(0.31)	$(0.17)

3.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

4.              Acquisition and Related Funding

On March 1, 2004, the Company signed an agreement to acquire selected assets of Life Quotes, Inc. for $18,400,000, subject to closing conditions.  Life Quotes is an Evergreen, Colorado-based life insurance brokerage that markets term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents.  The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service.  As a part of the acquisition, the Company has agreed to grant up to 300,000 options to acquire common shares to employees of Life Quotes, Inc., pending shareholder approval at the upcoming annual meeting of the Company.  The Company acquired approximately $1.3 million of receivables, $5.5 million of building and land, intangible assets and other assets and liabilities.  Allocation of the purchase price to the assets acquired has not yet been completed, pending the finalization of an independent valuation of those assets.  For the year ended December 31, 2003, Life Quotes had revenues of approximately $10 million and net income of approximately $1 million.

On the same date, the Company signed an agreement to sell 2.36 million shares of its common stock to Zions Bancorporation for $5.50 net per share, thus raising $13 million in new capital to be used by the Company to fund part of the Life Quotes acquisition cost.  The investor rights agreement the Company will enter with Zions, upon consummation of the stock issuance will prohibit the payment of cash dividends unless certain conditions are met.    This agreement is also subject to shareholder approval.  Quotesmith.com intends to fund the remainder of the purchase price by using cash on hand.

On May 7, 2004, the Company borrowed $6.5 million from Zions Bancorporation and used these funds, along with funds on hand, to close the acquisition of Life Quotes, Inc.  Under the terms of the borrowing agreement, the proceeds of the sale of common shares to Zions Bancorporation must be used first to repay the loan and any accrued interest thereon.  The loan agreement also calls for repayment within six months if the sale of common shares has not occurred.  The sale of stock to Zions Bancorporation is subject to shareholder approval at the Annual Meeting of the Company scheduled for August 16, 2004.

The accompanying financial statements as of June 30, 2004 include the operations of Life Quotes, Inc. from May 7, 2004, the date of acquisition.  The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2004 and 2003, respectively.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total Revenues	$5,049,000	$5,078,000	$10,472,000	$10,317,000
Net Income (Loss)	$(947,000)	$(173,000)	$(997,000)	$(108,000)
Net Income (Loss) per common share,
Basic and diluted	$(0.19)	$(0.04)	$(0.20)	$(0.02)

5.              Intangible Assets Acquired

As a result of the acquisition of selected assets of Life Quotes, Inc. described above, the Company has completed a preliminary allocation of the cost of the acquisition to the assets acquired.  The allocation is preliminary and may be adjusted as additional facts and costs of the acquisition are determined, including the completion of an independent valuation.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

	Intangible Asset Balance	Estimated Useful Life	Amortization Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

  The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier.  These commissions were estimated to have a maximum useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends.  Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses.  The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream.  As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the pro forma financial statements, causing impairment.

The excess of the purchase price over the costs allocated to the assets acquired is being recorded as goodwill.  As of June 30, 2004, the amount allocated to goodwill is $7,648,000.  This amount is preliminary and may be adjusted as additional facts and costs of the acquisition are determined.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; successful integration and profitable operation of the Life Quotes business; realization of sufficient revenue from contract renewals acquired in the Life Quotes acquisition to prevent impairment of the acquired asset;  demand for life insurance; effects of the war in Iraq on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital.  See the section entitled “Factors That May Affect Our Future Operating Results” for a description of these and other risks, uncertainties, and factors.

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

Overview and Critical Accounting Policies

We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium.  First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.  Our revenue recognition accounting policy has been applied to all periods presented in this report.

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

We have established the 1997 Stock Option Plan, or the plan, to provide additional incentives to our employees, officers and directors.  Under the plan, an aggregate of 500,000 shares of Quotesmith.com common stock may be granted to participants in the plan.  We account for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, recognize no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

Intangible assets acquired in 2001 in the acquisition of Insurance News Network, LLC, are being amortized on a straight-line basis over three years.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

	Intangible Asset Balance	Estimated Useful Life	Amortization Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

  The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier.  These commissions were estimated to have a maximum useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends.  Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses.  The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream.  As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the pro forma financial statements, causing impairment.

Goodwill is not subject to amortization.  Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations that we receive from independent appraisers.  The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods.  The use of different estimates or assumptions could produce different results.

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the reporting unit level with respect to goodwill.  Under those circumstances, if the fair value were less than the carrying amount of the reporting unit, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No such indicators were noted in 2004.  The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2004 and June 30, 2003

Revenues

Revenues increased $1.8 million, or 71%, in the quarter ended June 30, 2004 when compared to revenue in the second quarter of 2003, and increased $1.7 million, or 32.8%, for the six month period ended June 30, 2004 compared to the same period last year.  The components of commissions and fees revenue are as follows:

	Quarter ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Commissions -Life	$3,570,677	$1,870,680	$5,398,914	$3,678,553
Commissions-Health	300,058	257,920	574,885	504,424
Partnership fees and other	421,002	382,702	768,162	885,387
Total commissions and fees revenue	4,291,737	2,511,302	6,741,961	5,068,364

Life insurance commission revenue increased $1.7 million for the quarter and $1.7 million year to date primarily as a result of the Life Quotes acquisition on May 7, 2004, which provided life insurance commission revenue of $1.6 million in the second quarter. Health insurance commission revenue increased $42,000, or 16% for the quarter and $70,000, or 14%, year to date.  Total policies sold for both life and health insurance increased by 1,973 in the second quarter of 2004 to 6,083 from 4,110 in the second quarter of 2003. Year to date policy sales totaled 9,721, and increase of 1,578 policies sold when compared to the first six months of 2004.  The Life Quotes operation provided 2,013 policies sold during the second quarter of 2004.  Fees from strategic partners increased $38,000, or 10%, during the second quarter and decreased $117,000, or 13%, year to date when compared with the revenue generated in the comparable periods in 2003.  New partnership agreements entered into this year account for this increase in the second quarter.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $644,000, or 47%, to a total of $2.0 million for the second quarter of 2004, and increased $701,000, or 26% year to date.  Selling and marketing expenses incurred by the Life Quotes operation since the acquisition on May 7, 2004 amounted to $808,000.  Without Life Quotes, selling and marketing expenses have decreased by $164,000 for the quarter and $107,000 year to date, as we have decreased our advertising budget and focused our spending on magazine advertising, direct mail and internet traffic arrangements, whereas in 2003, selling and marketing expenses included the costs of radio advertising, which were very limited this year prior to the Life Quotes acquisition.

Operations.   Operations expenses increased $1.2 million in both the second quarter of 2004, and year to date.  Operations expenses for the Life Quotes call center were $1.0 million, accounting for most of the increase.  Non-Life Quotes personnel costs, including payroll taxes, increased $150,000 as additional staff was required to complete certain technology projects.

General and Administrative.  General and administrative costs increased $152,000 in the quarter and $282,000 year to date, with the Life Quotes operation accounting for $83,000 of the increase in both periods.  Higher costs for employee compensation and corporate insurance accounted for the remainder of the increase.

Interest Income - Net

Net interest income fell $90,000 in the second quarter as compared to the second quarter of 2003 as most of our bond portfolio was liquidated in early May to pay for the Life Quotes acquisition, and there was interest expense during the period of $38,000 on the note payable that was obtained to provide the remainder of the funds needed for the acquisition.  These factors also account for the decline in net interest income of $96,000 for the year to date as of June 30, 2004.  The sale of bonds mentioned above resulted in the realized losses of $46,000 in the second quarter.

Income Taxes (Credit)

We had no income tax credit for 2004 and 2003 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

The acquisition of substantially all of the assets of Life Quotes and the related real estate on May 7, 2004 was paid for with $6.5 million obtained through a short-term loan from Zions Bancorporation and approximately $12 million from the Company’s cash and investments.  The proceeds from the proposed sale of 2.36 million shares of the Company’s common shares to Zions Bancorporation for $13 million will be used to pay off the loan and any accrued interest thereon, with the remainder of the proceeds being added to the Company’s cash and fixed maturity investment portfolio.  These transactions are more fully described in the proxy statement filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders.  We currently expect that the cash and fixed maturity investments we will hold after the Life Quotes acquisition will be sufficient to meet our anticipated cash requirements for at least the next 12 months, including the operations of the Life Quotes business subsequent to the closing date of the acquisition.

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

Cash used by operating activities was approximately $27,000 for the first six months of 2004, compared with cash used by operating activities of $563,000 for the same period in 2003.  Cash was used by operating activities in the first quarter of 2004 primarily to fund the net loss for the period, less the non-cash portion of the loss represented by depreciation and amortization. The loss was partially offset by an increase in accounts payable and accrued liabilities.  In the first six months of 2003, cash was used to fund the net loss as well as to pay for a reduction in accounts payable and accrued liabilities.

Cash used by investing activities was $6.9 million in the first six months of 2004, consisting primarily of the purchase of assets from Life Quotes, including intangible assets, receivables, land, building and equipment.  These expenditures were partially funded by the sale of investments of $11.9 million.  During 2003, the purchase of investments exceeded maturities, resulting in a use of cash by investing activities.

Cash provided by financing activities was $6.5 million in the six months of 2004, consisting primarily of the proceeds of a loan that was used to partially fund the acquisition of assets from Life Quotes.  Cash used by financing activities in both periods to make payments under a capital lease obligation.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of June 30, 2004.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Capital lease obligations	7,984	7,984
Operating lease obligations	698,964	275,422	423,542
Note payable	6,500,000	6,500,000

Factors That May Affect Our Future Operating Results

Risks Related to the Proposed Stock Issuance

If the issuance of 2,363,636 shares of Quotesmith.com stock to Zions is approved and consummated, Zions, together with two of our officers and directors, will own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of August 9, 2004, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 47.5% of our outstanding common stock, and William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 13.5% of our outstanding common stock. Following the consummation of the issuance of 2,363,636 shares of our common stock to Zions, Messrs. Bland and Thoms would directly or indirectly control 32.2% and 9.2%, respectively, of our common stock, and Zions will directly control 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

•                  elect our directors;

•                  amend provisions of our certificate of incorporation,

•                  approve a merger, sale of assets or other major corporate transaction;

•                  defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

•                  otherwise control the outcome of all matters submitted for a stockholder vote.

If these persons act together and take any of the actions described above, the interests of our other stockholders may be harmed.  For example, these persons could discourage or prevent potential mergers, takeovers or other change of control transactions that could be beneficial to our public stockholders, which could adversely affect the market price of our common stock.  They may also be able to prevent or frustrate attempts to replace or remove incumbent management through their ability to elect directors.  Furthermore, they may choose to advance their own interests at the expense of other stockholders, such as by acting to entrench themselves in a management position or electing themselves as directors.

The investor rights agreement we signed with Zions contains supermajority board voting provisions that could make it more difficult for stockholders to change the policies of our Board of Directors and elect new members to our Board of Directors

So long as Zions holds 40% of the shares we intend to issue to them, the investor rights agreement we signed with Zions will give Zions the right to nominate or appoint one member of our Board of Directors.  We must also receive a vote of 75% of our directors for us to:

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 161,083 options available for grant under our stock option plan and 63,929 shares available for purchase under our employee stock purchase plan):

•                  increase the authorized number of shares of our stock;

•                  enter into any registration rights agreement;

•                  repurchase or redeem any of our securities other than on a pro rate basis;

•                  (i) merge, combine or consolidate with, or agree to merge, combine or consolidate with any entity, (ii) purchase, or agree to purchase all or substantially all of the securities of, any entity, or (iii) purchase, or agree to purchase, all or substantially all of the assets and properties of, or otherwise acquire, or agree to acquire, all or any portion of, any entity, in each case, for consideration in an amount, which when combined with all other such transactions in a fiscal year, exceeds $5,000,000;

•                  (i) merge, combine or consolidate with, or agree to merge, combine or consolidate with any entity in which it is not the surviving entity or (ii) sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of its assets;

•                  sell or dispose of business or assets in excess of $1,000,000;

•                  alter or change materially and adversely the rights of holders of our common stock;

•                  incur indebtedness or guarantees in excess of $2,500,000 individually or $5,000,000 in the aggregate;

•                  amend or proposed to amend our charter or bylaws

•                  liquidate, dissolve, recapitalize, or effect a stock split or reverse stock split, or obligate ourselves to do so;

•                  engage in any other business other than the business we are currently engaged in; or

•                  declare any dividends or distributions.

The supermajority provision, combined with Zions’ right to nominate or appoint one member of our Board of Directors, could discourage others from initiating a potential merger, takeover or another change of control transaction that could be beneficial to our public stockholders.  In addition this supermajority provision could make it more difficult for stockholders to change the members and policies of the Board of Directors because any of the actions described above would require the approval of six of our seven directors.  As a result, the market price of our stock could be harmed.

If the stock issuance to Zions is approved and consummated and the holders of that stock choose to exercise their registration rights and sell their stock, the market price of our common stock could decrease and our ability to raise capital in the public markets may be adversely affected

If the stock issuance to Zions is approved and consummated, the 2,363,636 shares we will issue to Zions will not be registered and will be restricted securities.  However, the holders of these shares will have registration rights under the investor rights agreement.  The investor rights agreement provides both demand registration rights and piggyback registration rights to the holders of these shares.  Sales of significant amounts of these shares following registration in accordance with the investor rights agreement or the perception that such sales will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of equity securities or debt securities convertible into equity securities.

Risks Relating to the Acquisition of

Substantially all of the Assets of

Life Quotes and the Related Real Estate

The acquisition of substantially all of the assets of Life Quotes and the related real estate may not provide a successful and profitable complement to our sales efforts

We have acquired substantially all of the assets of Life Quotes and the related real estate.  The assets of Life Quotes and the related real estate are owned and operated by Life Quotes, Inc., our wholly-owned subsidiary.  Life Quotes, based in Evergreen Colorado, sells insurance over the phone to customers who call for a quote in response to direct response advertising.  In anticipation of this acquisition, we entered into an agreement with Life Quotes to receive calls from customers in response to a phone number placed in certain of our advertisings.  We continue directing these calls to the Life Quotes operation.  While the Life Quotes  business has operated profitably in the past, there can be no assurance that it will continue to do so after the acquisition or that our company as a whole will be profitable.  There can also be no assurance that the Life Quotes telephone sales model will form a successful complement to our present online sales and fulfillment model and that we will be able to generate the anticipated additional sales revenue from our present advertising.

We may not be successful at integrating and managing the Life Quotes operation

Life Quotes uses a different business model than our own, using commission based telephone sales personnel to provide quotes and take applications, whereas we use primarily salaried insurance professionals to answer questions and process applications primarily filled out online by the customer.  While our intent is to operate Life Quotes as a stand-alone sales organization in Evergreen, Colorado through our wholly-owned subsidiary, there can be no assurance that we will be able to operate these two, different business models efficiently and effectively.  We have introduced our online technology to the telephone sales personnel as an order-entry and case management system.  We may be unable to adequately train the commission based sales personnel to use our order-entry and case management technology, or that technology may not adequately support telephone sales personnel.  This would create a lack of efficiency that could lead to lower sales volume.  We do not have experience managing a commission-based sales staff, as the Quotesmith.com staff is primarily salaried.  Although we have tried to minimize this risk by retaining all of the senior management at Life Quotes except for the former owner, if we are unable to efficiently manage, motivate and compensate a commission-based sales staff, our revenues could decline and we may not be able to operate our company profitably.

The former owner of Life Quotes has a limited non-competition agreement with us.

Kenneth Manley, the previous owner of Life Quotes, has a non-competition agreement with us that will prevent him from competing with us for up to six years.  However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent, placing business through Quotesmith.com as managing general agent.  He is limited to being able to produce a maximum of $2 million per year in commissionable premium (which limit increases each year during the term of the agreement).  As a result, he has the limited ability to directly compete with us, which may harm us.

We may not be successful at integrating the operating systems at Life Quotes with our own systems.

Life Quotes has its own proprietary software that is used for quoting, preparation of applications and customer data base management.  We are replacing this software with our online order and case management software.  If we are unable to replace the existing software with our own and properly train the life Quotes staff to use it effectively, our business will be harmed.

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2003 and the second quarter ended June 30, 2004.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2003 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

Due to the complexity, periodic modification and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws.  In addition, Life Quotes has at times been subject to regulatory action for failing to comply with these laws.  While we are not aware of any past instances of noncompliance with these laws by either Life Quotes or us that had or could have a material impact on our company or an investment in our stock, failure to comply with these numerous laws in the future could result in fines, additional licensing requirements or the revocation of our license in the particular jurisdiction.  These penalties could significantly increase our general operating expenses and harm our business.  In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand.  We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

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

Risks Related to the Ownership of Our Common Stock

Our common stock is currently trading at low prices which could further reduce the liquidity of the market for, and the price of, our common stock

We believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many leading brokerages firms to recommend low-priced stock to their clients.  Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities.  An addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock.  Such policies and practices pertain to the payment of brokers’ commissions and to time consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

In addition, because brokerage commissions on low-priced stock generally represent a higher percentage of the stock price than commissions on higher-priced stock, the current share price of our common stock can result in individual stockholders paying transaction costs (commissions, mark-ups or markdowns) that represent a higher percentage of their total share value than would be the case if the share price were substantially higher.  This factor may also limit the willingness of institutions to purchase our common stock at its current low share price.

We believe that the current price of our common stock may have a negative impact on the liquidity and price of our common stock and investors may find it more difficult to purchase or dispose of, or to obtain accurate quotations as to the market value of, our common stock.

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

Certain provisions in our charter documents and Delaware law, together with our concentration of stock ownership in a few persons, could discourage takeover attempts and lead to managemententrenchment

Our certificate of incorporation and bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable.  The provisions in our charter documents include the following:

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

Furthermore as August 9, 2004, Messrs. Bland and Thoms directly or indirectly controlled approximately 61% of our outstanding common stock.  Following the consummation of the stock issuance, these individuals, together with Zions, will control approximately 73.6% of our common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $135,212 at June 30, 2004, and $69,184 at December 31, 2003.

We did not hold any derivative financial instruments as of June 30, 2004, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

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

Item 2.    Changes in Securities and Use of Proceeds

Use of Initial Public Offering Proceeds.  On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission.  After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering.  As of June 30, 2004, our balance sheet reflected approximately $2.5 in investments with respect to proceeds received from the initial public offering.  Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, payments of approximately $12 million for the Life Quotes acquisition and for general operating activities.

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

(b). Reports on Form 8-K

On April 28, 2004, the Company filed its first quarter, 2004 earnings press release on Form 8-K.
On May 7, 2004, the Company filed a press release announcing the completion of substantially all of the assets of Life Quotes, Inc.
On May 24, 2004, the Company filed a report on Form 8-K on the Acquisition of Assets of Life Quotes, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTESMITH.COM, INC.

Date: August 12, 2004

By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer