Form 10-Q
period 2004-09-30
QUOTESMITH COM INC
filed 2004-11-12
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2004.

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

The number of outstanding shares of the regisrant’s common stock was 7,327,468 net of treasury shares, on November 4, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)

ASSETS

Cash and cash equivalents	$1,071,555	$676,728
Fixed maturity investments – available for sale at fair value	1,976,500	4,204,150
Commissions receivable, less allowances (2004 — $404,000; 2003 — $176,000)	2,903,122	1,062,534
Other assets	533,999	423,715
Total current assets	6,485,176	6,367,127
Fixed maturity investments- available for sale at fair value	5,552,465	10,345,555
Land	830,000	—
Building, less accumulated depreciation (2004—$49,000)	4,621,354	—
Furniture, equipment, and computer software at cost, less accumulated depreciation (2004—$3,131,000; 2003—$2,859,000)	383,931	375,177
Intangible assets at cost, less accumulated amortization (2004—$1,620,000; 2003—$995,000)	3,938,968	437,761
Goodwill	7,178,722	—

Total assets	$28,990,616	$17,525,620

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,193,666	$760,005
Total current liabilities	1,193,666	760,005

Total liabilities	1,193,666	760,005

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2004—9,683,809; 2003—7,317,573	29,051	21,953
Additional paid-in capital	76,839,310	64,075,686
Retained-earnings deficit	(45,174,524)	(43,468,855)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive loss	(102,902)	(69,184)
Total stockholders’ equity	27,796,950	16,765,615
Total liabilities and stockholders’ equity	$28,990,616	$17,525,620

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$4,713,555	$2,427,146	$11,455,515	$7,495,510
Other	—	2,494	5,837	16,051
Total revenues	4,713,555	2,429,640	11,461,352	7,511,561
Expenses:
Selling and marketing	1,847,905	1,076,034	5,208,056	3,734,994
Operations	1,988,613	753,302	4,766,391	2,364,606
General and administrative	736,522	757,926	2,285,802	2,025,699
Depreciation and amortization	379,416	252,379	946,315	800,018
Total expenses	4,952,456	2,839,641	13,206,564	8,925,317
Operating loss	(238,901)	(410,001)	(1,745,212)	(1,413,756)
Interest income (net)	(8,987)	91,137	84,971	280,632
Realized gains (losses) on sale of securities	—	—	(45,428)	93,074

Net loss	$(247,888)	$(318,864)	$(1,705,669)	$(1,040,050)
Net loss per common share, basic and diluted	$(0.04)	$(0.06)	$(0.32)	(0.21)
Weighted average common shares and equivalents outstanding, basic and diluted	6,141,389	4,913,165	5,355,542	4,910,757

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

2003:
Balance at January 1	7,268,072	$21,804	$63,972,732	$(42,187,861)	$(3,793,985)	$82,494	$18,095,184
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)
Total comprehensive loss	(1,432,672)
Proceeds from sale of common stock:
•exercise of stock options	49,501	149	102,954	—	—	—	103,103
Balance at December 31	7,317,573	21,953	64,075,686	(43,468,855)	(3,793,985)	(69,184)	16,765,615
Nine months ended
September 30, 2004 (unaudited)
Net loss	—	—	—	(1,705,669)	—	—	(1,705,669)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(33,718)	(33,718)
Total comprehensive loss							(1,739,387)
Proceeds from sale of common stock:
•sale to Zions Bancorporation	2,363,636	7,090	12,759,112				12,766,202
•exercise of stock options	2,600	8	4,512				4,520
Balance at September 30, 2004 (unaudited)	9,683,809	$29,051	$76,839,310	$(45,174,524)	$(3,793,985)	$(102,902)	$27,796,950

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net loss	$(1,705,669)	$(1,040,050)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	320,938	441,851
Amortization	724,902	441,572
Accounts payable and accrued liabilities	452,967	(462,945)
Commissions receivable	(146,117)	(87,208)
Other assets	(110,284)	(125,463)
Net cash used by operating activities	(463,263)	(832,243)

Cash flows from investing activities:
Purchases of investments	(5,048,378)	(12,220,675)
Purchase of selected net assets of Life Quotes	(18,696,770)	—
Proceeds from investment maturities	—	7,800,000
Proceeds of sales of investments	11,935,876	4,212,900
Purchase of furniture, equipment and computer software	(68,342)	(44,958)
Net cash used by investing activities	(11,877,614)	(252,733)

Cash flows from financing activities:
Issuance of common stock	12,770,722	24,491
Proceeds of note payable	6,500,000	—
Repayment of note payable	(6,500,000)	—
Payment of capital lease obligation	(35,018)	(36,417)
Net cash provided (used) by financing activities	12,735,704	(11,926)
Net increase (decrease) in cash and cash equivalents	394,827	(1,096,902)
Cash and cash equivalents at beginning of period	676,728	1,639,909
Cash and cash equivalents at end of period	$1,071,555	$543,007

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANCIAL STATEMETS

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(247,888)	$(318,864)	$(1,705,669)	$(1,040,050)
Less pro forma stock compensation using fair value method	(32,997)	(54,562)	(106,835)	(153,799)
Pro forma net loss	$(280,885)	$(373,426)	$(1,812,504)	$(1,193,849)
Pro forma net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.34)	$(0.24)

3.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

4.  Acquisition and Related Funding

On March 1, 2004, the Company signed an agreement to acquire selected assets of Life Quotes, Inc. for $18,400,000, subject to closing conditions.  Life Quotes is an Evergreen, Colorado-based life insurance brokerage that markets term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents.  The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service.  As a part of the acquisition, the Company has agreed to grant up to 300,000 options to acquire common shares to employees of Life Quotes, Inc.  The Company acquired approximately $1.7 million of receivables, $5.5 million of building and land, intangible assets and other assets and liabilities.  Allocation of the purchase price to the assets acquired has not yet been completed, pending the finalization of the valuation of certain assets.  For the year ended December 31, 2003, Life Quotes had revenues of approximately $10 million and net income of approximately $1 million.

On the same date, the Company signed an agreement to sell 2.36 million shares of its common stock to Zions Bancorporation for $5.50 net per share, thus raising $13 million in new capital to be used by the Company to fund part of the Life Quotes acquisition cost.  The investor rights agreement the Company entered with Zions prohibits the payment of cash dividends unless certain conditions are met.

On May 7, 2004, the Company borrowed $6.5 million from Zions Bancorporation and used these funds, along with funds on hand, to close the acquisition of Life Quotes, Inc.  Under the terms of the borrowing agreement, the proceeds of the sale of common shares to Zions Bancorporation must be used first to repay the loan and any accrued interest thereon.

On August 16, 2004, the Shareholders of the Company approved the stock sale to Zions Bancorporation.  On the sale day, the stock sale was closed and the proceeds were used to pay off the note payable to Zions Bancorporation.

The accompanying financial statements as of September 30, 2004 include the operations of Life Quotes, Inc. from May 7, 2004, the date of acquisition.  The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2004 and 2003, respectively.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total Revenues	$4,713,000	$5,028,000	$15,185,000	$15,345,000
Net (Loss)	$(248,000)	$(133,000)	$(1,245,000)	$(241,000)
Net (Loss) per common share, Basic and diluted	$(0.04)	$(0.03)	$(0.23)	$(0.05)

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

The excess of the purchase price over the costs allocated to the assets acquired is being recorded as goodwill.  As of September 30, 2004, the amount allocated to goodwill is $7,178,722.  This amount is preliminary and may be adjusted as additional facts and costs of the acquisition are determined.

6.  Legal and Regulatory Proceedings

On November 11, 2004, the Company received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information and documents related to compensation arrangements with insurance companies.  This action is related to investigations by regulatory bodies, including state insurance departments, of certain contingent commission arrangements between insurance brokers and insurance companies.  A discussion of these industry developments and the possible impact on the Company is included in Item 2 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2004 and beyond to differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; successful integration and profitable operation of the Life Quotes business; realization of sufficient revenue from contract renewals acquired in the Life Quotes acquisition to prevent impairment of the acquired asset; demand for life insurance; results of investigations of insurance company practices; effects of the war in Iraq on the purchasing decisions of consumers; consumer acceptance of purchasing insurance on the Internet; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; the implementation of the Internet generally; constraints of the systems we employ; and our ability to raise additional capital.  See the section entitled “Factors That May Affect Our Future Operating Results” for a description of these and other risks, uncertainties, and factors.

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

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers and directors.  Under the plans, an aggregate of 850,000 shares of Quotesmith.com common stock may be granted to participants in the plan.  We account for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, recognize no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No such indicators were noted to date in 2004.

The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  Bonus commission revenues were $1.9 million for the nine months ended September 30, 2004, and $0.6 million for the nine months ended September 30, 2003.

Recently the New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers.  In addition, the New York Attorney General has filed suit against Marsh & McLennan Companies, Inc., one of the largest insurance brokerage firms in the industry, alleging bid-rigging to ensure that certain accounts were placed with insurers that paid high contingent commissions.  Additionally, some state regulators are beginning to investigate these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements.  At this point, it appears that these investigations could have far-reaching consequences in the insurance industry.  For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd. and Aon Corp., three of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions.  We cannot predict how the outcome of this investigation will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations.  We will continue to monitor the situation.

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2004 and September 30, 2003

Revenues

Revenues increased $2.3 million, or 94%, in the quarter ended September 30, 2004 when compared to revenue in the third quarter of 2003, and increased $3.9 million, or 53%, for the nine month period ended September 30, 2004 compared to the same period last year.  The components of commissions and fees revenue are as follows:

	Quarter ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Commissions -Life	$3,992,120	$1,710,592	$9,391,034	$5,389,145
Commissions-Health	252,261	273,294	827,145	777,718
Partnership fees and other	469,174	443,260	1,237,336	1,328,647
Total commissions and fees revenue	4,713,555	2,427,146	11,455,515	7,495,510

Life insurance commission revenue increased $2.3 million for the quarter and $4 million year to date primarily as a result of the Life Quotes acquisition on May 7, 2004, which provided life insurance commission revenue of $1.8 million in the third quarter and $3.4 million year to date. Health insurance commission revenue decreased $21,000, or 8% for the quarter but increased  $49,000, or 6%, year to date.  Total policies sold for both life and health insurance increased by 1,447 in the third quarter of 2004 to 5,675 from 4,228 in the third quarter of 2003. Year to date policy sales totaled 15,477, an increase of 3,104 policies sold when compared to the first nine months of 2004.  The Life Quotes operation provided 1,977 policies sold during the third quarter of 2004 and 4,065 year to date, accounting for most of the increase in both periods.  Fees from strategic partners increased $26,000, or 6%, during the third quarter and decreased $91,000, or 7%, year to date when compared with the revenue generated in the comparable periods in 2003.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $772,000, or 72%, to a total of $1.8 million for the third quarter of 2004, and increased $1.5 million, or 39% year to date.  We have increased our advertising costs since the Life Quotes acquisition in order to maintain lead flow to the telephone sales staff.  However, selling and marketing expenses have dropped as a percentage of revenue from 44% to 39% in the third quarter and from 50% to 45% year to date, when compared with the comparable periods in 2003.

Operations.   Operations expenses increased $1.2 million in the third quarter of 2004, and $2.4 million year to date.  Operations expenses for the Life Quotes call center were $1.1 million for the third quarter and $2.1 million year to date, accounting for most of the increase.

General and Administrative.  General and administrative costs decreased $21,000 in the quarter but increased  $260,000 year to date. The Life Quotes operation accounted for $143,000 of the year to date increase.  Higher costs for employee compensation and corporate insurance accounted for the remainder of the increase.

Depreciation and Amortization.  Depreciation and amortization charges increased $127,000 in the third quarter and $146,000 year to date, when compared to the results in the comparable periods in 2003.  Depreciation of the building and other assets acquired in the Life Quotes transaction, as well as amortization of intangibles acquired in the same transaction, account for $207,000 and $345,000 of these expenses in the quarter and year to date figures, respectively

Interest Income - Net

Net interest income fell $100,000 in the third quarter as compared to the third quarter of 2003, as most of our bond portfolio was liquidated in early May to pay for the Life Quotes acquisition, and there was interest expense during the period of $41,000, primarily on the note payable that was obtained to provide the remainder of the funds needed for the acquisition.  These factors also account for the decline in net interest income of $196,000 for the year to date as of September 30, 2004.  After the sale of stock to Zions Bancorporation was completed on August 16, 2004, we were able to add approximately $5 million to our investment portfolio.  The sale of bonds mentioned above resulted in the realized losses of $46,000 in the second quarter.

Income Taxes (Credit)

We had no income tax credit for 2004 and 2003 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

The acquisition of substantially all of the assets of Life Quotes and the related real estate on May 7, 2004 was paid for with $6.5 million obtained through a short-term loan from Zions Bancorporation and approximately $12 million from the Company’s cash and investments.  The proceeds from the sale of 2.36 million shares of the Company’s common shares to Zions Bancorporation for $13 million on August 16, 2004 was used to pay off the loan and accrued interest thereon, with the remainder of the proceeds being added to the Company’s cash and fixed maturity investment portfolio.  These transactions are more fully described in the proxy statement filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders.  We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months, including the operations of the Life Quotes business.

The timing and amounts of our working capital expenditures are difficult to predict, and should we decide to purchase more shares of our common stock, engage in acquisitions of companies or their assets, or begin new projects requiring additional resources, we may require additional financing.  If we require additional equity financing for operations, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to the holders of our common stock.  If debt financing is available, it may require restrictive covenants with respect to dividends, raising capital, and other financial and operational matters, which could impact or restrict our operations.  If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations, and our financial condition.

Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed income portfolio.  The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses and purchases of furniture, equipment and software.

Cash used by operating activities was approximately $463,000 for the first nine months of 2004, compared with cash used by operating activities of $832,000 for the same period in 2003.  Cash was used by operating activities in 2004 primarily to fund the net loss for the period, less the non-cash portion of the loss represented by depreciation and amortization. The 2004 loss was partially offset by an increase in accounts payable and accrued liabilities.  In the first nine months of 2003, cash was used to fund the net loss as well as to pay for a reduction in accounts payable and accrued liabilities.

Cash used by investing activities was $11.9 million in the first nine months of 2004, consisting primarily of the purchase of assets from Life Quotes, including intangible assets, receivables, land, building and equipment.  These expenditures were partially funded by the sale of investments of $11.9 million.  Proceeds from the sale of common stock was used to purchase investments totaling $5 million.  During 2003, the purchase of investments exceeded maturities and sales of investments, resulting in a use of cash by investing activities.

Cash provided by financing activities was $12.7 million in the first nine months of 2004, consisting primarily of the sale of common stock in August 2004 to Zions Bancorporation.  There were also proceeds of a loan that was used to partially fund the acquisition of assets from Life Quotes.   This loan was repaid during the period using some of the proceeds of the stock sale.  Cash was used in both periods to make payments under a capital lease obligation.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of September 30, 2004.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	630,840	276,884	353,956	—	—

Factors That May Affect Our Future Operating Results

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of November 4, 2004, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.3% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 8.6% of our outstanding common stock, and Zions Bancorporation directly controlled 32.3% of our outstanding common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

The investor rights agreement we signed with Zions contains supermajority board voting provisions that could make it more difficult for stockholders to change the policies of our Board of Directors and elect new members to our Board of Directors

So long as Zions holds 40% of the shares issued to them, the investor rights agreement we signed with Zions gives Zions the right to nominate or appoint one member of our Board of Directors.  We must also receive a vote of 75% of our directors for us to:

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 204,593 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

If  Zions chooses to exercise its registration rights and sell its stock, the market price of our common stock could decrease and our ability to raise capital in the public markets may be adversely affected

The 2,363,636 shares we issued to Zions are not registered and are restricted securities.  However, the holders of these shares have registration rights under the investor rights agreement.  The investor rights agreement provides both demand registration rights and piggyback registration rights to the holders of these shares.  Sales of significant amounts of these shares following registration in accordance with the investor rights agreement or the perception that such sales will occur could adversely affect the market price of our common stock or our future ability to raise capital through an offering of equity securities or debt securities convertible into equity securities.

The acquisition of substantially all of the assets of Life Quotes and the related real estate may not provide a successful and profitable complement to our sales efforts

We have acquired substantially all of the assets of Life Quotes and the related real estate.  Life Quotes, which is now a division of the Company based in Evergreen Colorado, sells insurance over the phone to customers who call for a quote in response to direct response advertising.  While the Life Quotes business has operated profitably in the past, there can be no assurance that it will continue to do so after the acquisition or that our company as a whole will be profitable.  There can also be no assurance that the Life Quotes telephone sales model will form a successful complement to our present online sales and fulfillment model and that we will be able to generate the anticipated additional sales revenue from our present advertising.

We may not be successful at integrating and managing the Life Quotes operation

Life Quotes uses a different business model than our own, using commission based telephone sales personnel to provide quotes and take applications, whereas we use primarily salaried insurance professionals to answer questions and process applications primarily filled out online by the customer.  While our intent is to operate Life Quotes as a stand-alone sales organization in Evergreen, Colorado, there can be no assurance that we will be able to operate these two, different business models efficiently and effectively.  We have introduced our online technology to the telephone sales personnel as an order-entry and case management system.  We may be unable to adequately train the commission based sales personnel to use our order-entry and case management technology, or that technology may not adequately support telephone sales personnel.  This would create a lack of efficiency that could lead to lower sales volume.  We do not have experience managing a commission-based sales staff, as the Quotesmith.com staff is primarily salaried.  Although we have tried to minimize this risk by retaining all of the senior management at Life Quotes except for the former owner, if we are unable to efficiently manage, motivate and compensate a commission-based sales staff, our revenues could decline and we may not be able to operate our company profitably.

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

Life Quotes had its own proprietary software that is used for quoting, preparation of applications and customer data base management.  We have replaced this software with our online order and case management software.  If we are unable to properly train the life Quotes staff to use it effectively, our business will be harmed.

Our insurance brokerage business has not been profitable and may not become profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2003 and the nine months ended September 30, 2004.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2003 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.9 million for the nine months ended September 30, 2004, and $0.6 million for the nine months ended September 30, 2003.

Recently the New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers.  In addition, the New York Attorney General has filed suit against Marsh & McLennan Companies, Inc., one of the largest insurance brokerage firms in the industry, alleging bid-rigging to ensure that certain accounts were placed with insurers that paid high contingent commissions.  Additionally, some state regulators are beginning to investigate these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements.  At this point, it appears that these investigations could have far-reaching consequences in the insurance industry.  For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd. and Aon Corp., three of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions.  We cannot predict how the outcome of this investigation will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations.  We will continue to monitor the situation.

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

Certain provisions in our charter documents and Delaware law, together with our concentration of stock ownership in a few persons, could discourage takeover attempts and lead to management entrenchment

Our certificate of incorporation and bylaws and Delaware law contain anti-takeover provisions that could have the effect of delaying or preventing changes in control that a stockholder may consider favorable.  The provisions in our charter documents include the following:

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

Furthermore as November 4, 2004, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 72% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $102,902 at September 30, 2004, and $69,184 at December 31, 2003.

We did not hold any derivative financial instruments as of September 30, 2004, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.  There have been no changes in internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Initial Public Offering Proceeds.  On August 3, 1999, our registration statement on Form S-1 (File No. 333-79355), relating to the initial public offering of our common stock, was declared effective by the Securities and Exchange Commission.  After payment of underwriting discounts and expenses of approximately $5.3 million, we received net proceeds of approximately $57.5 million from the offering.  As of September 30, 2004, our balance sheet reflected approximately $2.5 in investments with respect to proceeds received from the initial public offering.  Proceeds from the initial public offering have been used for the repayment of a loan from Intuit, Inc. totaling $2.0 million, for cash payments of approximately $1.4 million in connection with the December 2001 purchase of selected assets of Insurance News Network, LLC, for the repurchase of 1,514,659 shares of our common stock at a cost of approximately $3.5 million, payments of approximately $12 million for the Life Quotes acquisition and for general operating activities.

Sale of Common Stock to Zions Bancorporation.  On August 16, 2004, we sold 2,363,636 shares of our common stock to Zions Bancorporation for $5.50 net per share, or $13,000,000 in the aggregate.  These shares were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption provided by Rule 506 of Regulation D (17 CFR §§230.501-230.508).  As required by Rule 506(b)(2) of Regulation D, we believe that there will be no more than 35 purchasers who received shares of our common stock in the offering.  Specifically, only one purchaser, Zions Bancorporation, received shares of our common stock in the offering.  Specifically, the stock purchase agreement with Zions Bancorporation contained representations by Zions Bancorporation that are typical of private placement transactions.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

(a)                                  Our annual meeting of stockholders was held on August 16, 2004.

(b)                                 Not applicable.

(c)                                  At the annual meeting, stockholders voted to approve the issuance of 2,363,636 shares of our common Stock to Zions Bancorporation for $13,000,000 in gross proceeds pursuant to the stock purchase agreement entered into on March 1, 2004 (as subsequently amended on May 7, 2004), by and between Quotesmith.com and Zions and the related investor rights agreement dated March 1, 2004, by and among Quotesmith.com, Zions, Messrs. Bland and Thoms, their spouses and the partnership through which Mr. and Mrs. Bland hold their common stock.  The proceeds of the stock issuance were used to repay the $6,500,000 loan we received from Zions on May 7, 2004 to fund a portion of our acquisition of substantially all of the assets of Life Quotes and certain real estate owned by an affiliate of the sole stockholder of Life Quotes, and for general corporate purposes.  There were 3,607,236 votes cast for this proposal, 4,406 votes cast against, 504 votes withheld, no abstentions and 1,279,697 broker non-votes.

Stockholders also voted to approve the establishment of the Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan, pursuant to which options to purchase up to 300,000 shares of our common stock may be granted to certain former employees of Life Quotes who continue to work for us.  There were 3,591,913 votes cast for this proposal, 19,367 votes cast against, 866 votes withheld, no abstentions and 1,279,697 broker non-votes.

Stockholders also voted to re-elect Admiral Jeremiah A. Denton, Jr., and to elect John B. Hopkins, to our board of directors.  Admiral Denton received 4,860,382 votes for his election, no votes against, 31,461 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Hopkins received 4,860,415 votes for his election, no votes against, 31,428 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004.    There were 4,890,830 votes cast for this proposal, 864 votes cast against, 149 votes withheld, no abstentions and no broker non-votes.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

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

Date: November 12, 2004
	By:	/s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer