Form 10-K
period 2004-12-31
QUOTESMITH COM INC
filed 2005-03-29
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2004.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from          to          .

Commission File No. 000-26781

QUOTESMITH.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3299423
State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

8205 South Cass Avenue, Suite 102
Darien, Illinois 60561

(630) 515-0170

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Title of Each Class

Common Stock, $.003 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 121-2) Yes ☒ No ☐

Aggregate market value of the Registrant’s voting stock held by non-affiliates on March 21, 2005, based on the closing price of said stock on the Nasdaq SmallCap Market on such date, was $11,417,618.

As of March 21, 2005, 7,329,368 shares of the Registrant’s Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2005, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2005 and beyond. Actual events may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

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

•       ongoing investigations by regulatory authorities into the insurance brokerage industry,

•       our ability to keep pace with technological changes and future regulations affecting our business;

•       constraints of the systems we employ; and

•       our ability to raise additional capital if necessary.

See the section of this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Affect Our Future Operating Results,” for a description of these and other risks, uncertainties, and factors.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to “we,” “us,” “our,” “Quotesmith,” and the “Company” refer to Quotesmith.com, Inc. and its subsidiaries. The information contained on our Web sites, or Web sites that are linked to our Web sites, is not incorporated herein by reference.

ITEM 1. BUSINESS

Overview

We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products. We use this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners. We generate revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using commissioned and non-commissioned personnel and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

For the eight-year period ended December 31, 2004, we have spent a total of $64.2 million in direct-to-consumer advertising and have sold approximately 154,000 new policies.

In May 2004, we acquired certain assets of Life Quotes, Inc., a Colorado-based life insurance brokerage that marketed term life insurance using direct response marketing methods combined with a call center staffed with licensed agents. We believe that this acquisition has provided an important capability that had been missing from our business model, that is, the ability to service customers by telephone in addition to our internet-based service.

Industry Background

The Traditional Insurance Market in the United States

The insurance market in the United States represents over $1 trillion in annual paid premiums. Insurance products are widely held by households and businesses. The United States insurance market is broadly divided into two categories: life and health insurance and property and casualty insurance. Over 4,000 insurance companies distribute their products through a network of agents and brokers or sell directly to consumers. There are approximately one million individuals licensed as agents and brokers to sell insurance in the United States. A variety of distribution systems have evolved, including “captive” one-company agents and independent agents and brokers that typically represent only two to five insurance companies.

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

•       Misalignment of interests between insurance agents and consumers.   Commission-based insurance agents represent only a limited number of insurance companies. Accordingly, they are compensated to promote and sell a limited range of products, which is in direct conflict with the consumer’s need to obtain insurance at the lowest price.

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

Online Insurance

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

•       through a single medium, consumers can access information and compare a wide variety of insurance companies’ products;

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

Many companies are trying to address the online insurance opportunity. Some companies have created “lead referral” Web sites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these Web sites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still required to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy-delivery insurance solution.

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

As a result of the shortcomings inherent in the online lead referral and single company approaches, we have developed a large-scale, comprehensive and unbiased Internet-based insurance service. Self-directed consumers will be attracted to the broadest selection of insurance companies and a compelling value proposition based upon price, time and transaction fulfillment.

The Quotesmith.com Solution

We believe that Quotesmith.com provides the most comprehensive Internet-based insurance service available. Our Insure.com website enables consumers to obtain instant quotes from over 200 insurance companies for several different life, health, auto and home insurance products, and we guarantee the accuracy of every quote. Customers who prefer an offline experience can receive comparative life insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers with insurance-related information and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete “quote-to-policy-delivery” insurance solution.

We have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. The Insure.com model allows consumers to:

•       research and become informed about insurance coverage issues;

•       efficiently search for, analyze and compare insurance products;

•       quickly request and obtain insurance quotes, either online or by phone; and

•       easily select and purchase insurance from the insurance company of their choice.

The Insure.com solution provides the following principal advantages to both consumers and insurance companies:

Comprehensive Source of Insurance Information and Products.   Using our easy-to-navigate web site, consumers can access insurance-related information, and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from over 200 insurance companies across several types of insurance including individual term life, private passenger automobile, dental, individual and family medical, long-term care, disability, small group medical, and “no exam” whole life. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

Guaranteed-Accurate Instant Quotes.   Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. This database serves both the Internet shopper as well as the customer receiving quotes over the phone from a licensed customer service representative. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases with information obtained directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we provide the lowest price quote available with respect to term life and automobile insurance policies. These Quotesmith.com guarantees are unmatched by any competitor.

Consumer in Control.   We put consumers in control of their insurance purchase decisions by providing them with the ability to efficiently search, analyze and compare prices of insurance products from multiple insurance companies in complete privacy, on their own time and free from the pressure to buy associated with traditional face-to-face sales. Consumers choose from what we believe is the largest selection of insurance companies using their own preferences regarding price and insurance company rating. Consumers are able to purchase insurance directly through us without ever speaking to a commissioned salesperson if they so choose.

Convenience.   Consumers who use our services no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies’ policies, we provide real time access to a large database of over 200 insurance companies’ products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

Quote to Policy Delivery Support.   Consumers purchase insurance directly through us. Unlike insurance lead referral services, at Quotesmith.com we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

•       providing a licensed agent’s explanation of various pricing, coverage and independent rating information when asked;

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

We implement our customer service objectives by:

•       requiring all new employees to attend “Quotesmith University,” a training course that teaches all of the service tasks we perform for our customers;

•       monitoring call center employees to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

•       providing regular application status reports and Web access to our customers on a consistent basis through policy delivery; and

•       offering a 30-day cancellation option on term life policies.

Licensed National Insurance Agency.   Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our Company and/or certain of its employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 20-year period, we have established vital information-contributor relationships with over 200 insurance companies, of which we are currently appointed as an authorized agent by approximately 180 insurance companies.

User Friendly System.   At our web site, www.Insure.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use web site is designed for fast viewing and general compatibility with all commonly used web browsers. Callers can receive quotes, discuss policy options with our licensed insurance agents and initiate purchase requests over the telephone.

Our Strategy

Our strategy is to be the leading service for all insurance needs of individuals. The key elements of our strategy include:

Continue to Build the Insure.com and Life Quotes Brands.   We will continue to pursue a cost-effective marketing strategy designed to promote our Insure.com and Life Quotes brands and consumer awareness of the benefits of researching and buying insurance through us.

Continue to provide the customer with the ability to receive quotes and buy either online or through a telephone based sales staff.   During the last quarter of 2002 and the first quarter of 2003, we launched our proprietary online application technology for most of our term life offerings. While providing a very efficient and cost effective method of fulfillment, it is our belief that not providing a personal, telephone based option for customers restricted the number of sales we could make to potential buyers. In May 2004, we acquired selected assets of Life Quotes, which now provide a telephone based complement to our online sales model for term life insurance.

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

Our Business Model

We have created a model that enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. Even if the customer prefers to transact this business by phone, our database provides instant quotes from our database of over 200 insurance companies, and our online application technology provides an efficient order entry platform. We provide a complete “quote-to-policy-delivery” insurance solution. Our model:

•       allows consumers to specify the desired coverage and indicate their personal medical conditions to generate appropriate individualized quotes;

•       allows consumers to indicate a range of substitutability among insurance companies and policy features—for example, consumers may want to purchase insurance from a company rated “A” or better by A.M. Best;

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

Search, Retrieval and Comparison.   Online consumers can quickly obtain a customized cost comparison report in a single search by completing a brief and anonymous questionnaire at the start of the online session. Customers who call or request a quote by mail will receive the same information. Each anonymous consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer’s criteria. Consumers can then click to view (or callers can discuss with a licensed insurance professional):

•       specific coverage details about the policy;

•       exclusions and guarantees (including policy acceptance guidelines); and

•       latest financial stability ratings from five independent rating services.

Application Processing.   If a consumer desires to purchase a policy, the consumer selects an insurance company and policy, and then fills out an application while online or on the phone with a licensed insurance professional.  We offer online applications to accelerate the underwriting process for the most popular of the insurance companies within our term life offerings. After the consumer completes, receives via download or mail and signs the completed online application, the consumer returns the application to us. We then submit the application to the insurance company for underwriting on behalf of the consumer. We provide toll-free support during business hours to assist the consumer in completing the application.

Underwriting.   During the underwriting process, we regularly track the progress of the consumer’s outstanding items. We also assist the insurance company by arranging for a paramedical examination and facilitating the collection of any other outside information needed. We obtain status reports from the insurance company at least every ten days regarding the application and regularly communicate this information to the consumer. We review all policies for accuracy prior to delivery to the consumer.

If an insurance company declines to issue the policy or issues a counter offer at a higher premium, we send a letter to the consumer stating the reasons that the policy is not being issued as applied for. In this instance, we also assist the consumer in finding suitable alternative coverage whenever asked and wherever possible.

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

•       Homeowner’s.   This provides insurance against fire and other perils for personal residences. We provide this service using third-party technology.

•       Dental.   This includes traditional indemnity insurance along with fixed discount plans. We provide this service using third-party technology.

•       Individual and family medical.   This is also known as comprehensive major medical insurance.  We provide this service using third-party technology.

•       International travel medical.   This provides medical insurance for U.S. citizens traveling abroad and for foreign citizens traveling in the United States, as well as other risks associated with international travel. We provide a multi-company international medical and travel insurance price comparison service using third-party technology.

•       Small group medical.   Small group medical insurance are those comprehensive medical plans offered to firms that employ from 2 to 100 people. We provide this service using third-party technology.

•       “No-exam” life.   This provides insurance for persons who want life insurance coverage without a paramedical examination. We offer instant quotes using third party technology.

•       Renters Insurance.   This provides insurance against the perils of fire, theft and windstorm for renters. We provide instant quotes using third party technology.

We constantly evaluate our offerings based on a number of factors, including market acceptance and profitability. We may decide to add or delete lines of coverage at any time.

Technology

Proprietary Insurance Information Databases.   We maintain a proprietary database of premium rates and policy coverage information from over 200 insurance companies. We do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody’s, Standard & Poor’s and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make hundreds of changes to our insurance database.

Technology Systems.   Our systems for processing quotes, purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Agents and customer service representatives equipped with online computer terminals can access a customer’s account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We have internally developed and enhanced our proprietary programs over a period of 20 years using scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

Server Hosting and Backup.   Our Web sites are hosted by InterNap Network Services in Chicago, Illinois.  This grade “A” telecommunications data center provides redundant communications lines to the Internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our web sites offline. Finally, tape backups are performed nightly to prevent a loss of data.

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

We intend to aggressively pursue a marketing strategy designed to promote our Insure.com and Life Quotes brands and consumer awareness of the benefits of buying insurance through us.

Our marketing strategy is to promote our brands and attract self-directed consumers to our web sites. Our marketing initiatives include:

•       using direct response print advertisements placed primarily in financially oriented magazines and newspapers;

•       advertising via radio and direct mail; and

•       entering into strategic relationships with other financial services and general purpose web sites to increase our access to online consumers.

Material Strategic Relationships and Agreements

We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 10% of total revenue for the year ended December 31, 2004.

Competition

We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services online.

We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote-to-policy-delivery insurance services, instant quotes from over 200 insurance companies for several different insurance products and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote-to-policy-delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

We believe that the principal competitive factors in our markets are price, brand recognition, web site useability, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. Several of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than we can for developing Web sites and systems, marketing and promotional campaigns, attracting traffic to their Web sites and attracting and retaining key employees.

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

Our products are sold throughout the United States through licenses held by us and/or one of our employees, as is required by each state’s insurance department. In general, state insurance laws establish supervisory agencies with broad administrative and supervisory powers to:

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

Moreover, existing state insurance regulations require that a firm, or individual within that firm, must be licensed in order to quote an insurance premium. State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable insurance laws and regulations by insurance companies and their agents. In recent years, a number of insurance agents and the life insurance companies they represent have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these agents and insurance companies have incurred or paid substantial amounts in connection with the resolution of these matters. We do not currently sell the types of life insurance—primarily cash value life insurance policies such as universal life—that are the subject of these actions.

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

On November 11, 2004, we announced that we had received a subpoena requesting documents and seeking information from the State of Illinois Department of Financial and Professional Regulation, Division of Insurance. We intend to cooperate fully with the Illinois Division of Insurance. Given the apparent widening of this regulatory probe within the insurance brokerage sector, combined with the fact that we are regulated by the insurance departments of every state, we expect to receive additional subpoenas and information requests of this nature going forward. We intend to respond fully and completely to such information requests by any regulator or government entity. We cannot assure you what the result of this investigation will be or what effect, if any, it will have on our financial performance or results of operations.

We can give you no assurance that we would be deemed to be in compliance with all applicable insurance licensing requirements and marketing regulations of each jurisdiction in which we operate. Nor can we assure you that we do not need to obtain any additional licenses.

The federal government does not directly regulate the marketing of most insurance products. However, some products, such as variable life insurance, must be registered under federal securities laws and therefore the entities selling these products must be registered with the National Association of Securities Dealers, Inc. We do not currently sell any federally regulated insurance products. If we elect to sell these federally regulated products in the future, we would be required to qualify for and obtain the required licenses and registrations. We cannot assure you that we would be able to obtain these licenses.

Further, we are subject to various federal laws and regulations affecting matters such as pensions, age and sex discrimination, financial services, securities and taxation. Congress recently passed legislation that provides for national licensing of insurance agents and brokers. The legislation provides an impetus for states to enact either uniform laws and regulations governing licensing of individuals and entities authorized to sell and solicit the purchase of insurance, as well as reciprocity laws and regulations governing the licensing of non-resident individuals. This legislation and other future federal or state legislation could result in increased regulation of our business.

The future regulation of insurance sales via the Internet as a part of the new and rapidly growing electronic commerce business sector is unclear. We believe that we are currently in compliance with all current regulations. However, if additional state or federal regulations are adopted, they may have an adverse impact on us.

Employees

As of December 31, 2004, we had 110 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 2. Properties

Our executive, administrative and operating offices are located in approximately 19,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2006. We believe that suitable office space will be available on commercially reasonable terms when our lease expires. Our Life Quotes operation is housed in a 43,000 square foot office building in Evergreen, Colorado, which we own. There are no other tenants in the building, which has sufficient space to cover any anticipated expansion plans for the foreseeable future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2004.

ITEM 4(a). Executive Officers of the Registrant

The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	51	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	52	Executive Vice President, Chief Operating Officer
Phillip A. Perillo	55	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	40	Vice President, Corporate Secretary

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

Phillip A. Perillo has served as our Senior Vice President and Chief Financial Officer since May of 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and Marsh & McLennan. Mr. Perillo holds an MBA in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago.

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

All common stock and per share information in this annual report have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective on March 7, 2001.

Market Information.   Our common stock began trading on the Nasdaq National Market under the symbol “QUOT” on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT. As of March 21, 2005 the approximate number of record holders of our common stock was 1,800. The last sale price of our common stock on March 21, 2005 was $5.45. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq SmallCap Market, as applicable.

	High	Low
2004:
First Quarter	$6.00	$4.92
Second Quarter	6.70	5.47
Third Quarter	6.00	5.00
Fourth Quarter	6.10	4.95
2003:
First Quarter	$4.60	$3.46
Second Quarter	5.12	3.55
Third Quarter	6.00	4.01
Fourth Quarter	4.92	3.84

Dividends.   We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The investor rights agreement we have entered into with Zions Bancorporation, or Zions, prohibits us from paying cash dividends on our common stock unless certain conditions are met. We currently intend to retain all future earnings to finance the growth and development of our business. Any future determination as to the payment of dividends will be made by our board of directors and will depend on our results of operations, financial condition, capital requirements, and any other factors our board of directors considers relevant, including the restrictions contained in the investor rights agreement.

ITEM 6. Selected Financial Data.

The historical statement of operations data and balance sheet data in the table below is derived from our financial statements. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes, and other financial information included in this annual report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$15,910	$9,737	$10,777	$8,851	$15,236
Expenses:
Selling and marketing	6,866	4,735	2,912	7,052	24,201
Operations	6,531	3,034	7,032	5,366	6,974
General and administrative	3,148	2,656	2,513	3,343	4,355
Depreciation and amortization	1,279	1,053	1,405	798	548
Total expenses	17,824	11,478	13,862	16,559	36,078
Operating loss	(1,914)	(1,741)	(3,085)	(7,708)	(20,842)
Interest income, net	138	368	359	1,075	2,220
Realized gain (loss) on sale of securities	(45)	92	—	—	—
Net loss	$(1,821)	$(1,281)	$(2,726)	$(6,633)	$(18,622)
Basic and diluted net loss per share	$(0.31)	$(0.26)	$(0.55)	$(1.22)	$(2.93)
Weighted average common shares and equivalents outstanding, basic and diluted	5,851	4,917	4,964	5,441	6,366

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$1,356	$677	$1,640	$4,033	$4,269
Working capital	5,140	5,607	10,485	18,514	27,443
Total assets	28,843	17,526	19,559	23,000	32,643
Long-term liabilities	—	—	35	84	128
Total liabilities	1,228	760	1,464	1,085	2,976
Total stockholders’ equity	27,615	16,766	18,095	21,915	29,667

	Year Ended December 31,
	2004	2003	2002	2001	2000
Selected Operating Statistics:
Completed quotes
Term life	1,376,000	866,000	1,266,000	1,452,000	2,105,000
Health and other	546,000	960,000	1,305,000	876,000	1,993,000
Total completed quotes	1,922,000	1,826,000	2,571,000	2,328,000	4,098,000
Policies sold
Term life	17,485	11,011	16,498	16,915	33,491
Health and other	3,236	4,845	4,753	3,367	4,029
Total policies sold	20,721	15,856	21,251	20,282	37,520

Selected Quarterly Operating Results

The following tables set forth unaudited quarterly statements of operations data for 2004 and 2003. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
2004	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Revenues	$2,452	$4,296	$4,714	$4,449
Expenses:
Selling and marketing	1,360	2,000	1,848	1,658
Operations	820	1,958	1,989	1,765
General and administrative	756	794	737	862
Depreciation and amortization	222	344	379	333
Total expenses	3,158	5,096	4,953	4,618
Operating loss	(706)	(800)	(239)	(169)
Interest income, net	86	8	(9)	53
Realized gains (losses) on sale of securities	—	(46)	—	—
Net loss	$(620)	$(838)	$(248)	$(116)
Net loss per share basic and diluted	$(0.12)	$(0.17)	$(0.04)	$(0.02)

	Quarter Ended
2003	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
Revenues	$2,572	$2,510	$2,430	$2,225
Expenses:
Selling and marketing	1,303	1,356	1,076	1,001
Operations	862	749	753	669
General and administrative	627	641	758	630
Depreciation and amortization	284	263	253	253
Total expenses	3,076	3,009	2,840	2,553
Operating loss	(504)	(499)	(410)	(328)
Interest income, net	91	98	91	88
Realized gains (losses) on sale of securities	—	93	—	(1)
Net loss	$(413)	$(308)	$(319)	$(241)
Net loss per share basic and diluted	$(0.08)	$(0.06)	$(0.06)	$(0.05)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.

Operations expenses are comprised of both variable and semi-variable expenses, including wages, commissions, benefits and expenses associated with processing insurance applications and maintaining our database and web sites. The historical lag between the time an application is submitted to the insurance companies and when we recognize revenues significantly impacts our operating results as most of our variable expenses are incurred prior to application submission.

Selling and marketing expenses consist primarily of direct advertising costs. The costs of communicating the advertising are expensed in the period the advertising is communicated.

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers, and directors. Under the plans, an aggregate of 850,000 shares of Quotesmith.com common stock may be granted to participants in the plan. We account for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognize no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Stock compensation accounting is discussed more fully in Notes 2 and 7 to the accompanying financial statements.

Intangible assets acquired in 2001 in the acquisition of Insurance News Network, LLC have been amortized on a straight-line basis over three years. These assets have been fully amortized as of December 31, 2004.

Intangible assets acquired in 2004 in the acquisition of Life Quotes, Inc. consist of the following:

	Intangible Asset	Estimated	Amortization
	Balance	Useful Life	Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the estimated amount, causing impairment.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in 2004. An impairment review was conducted as of December 31, 2004, and it was determined that no impairment existed. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. Bonus commission revenues were $2.9 million for the year ended December 31, 2004, and $807,000 for the year ended December 31, 2003.

The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers. Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements. It appears that these investigations could have far-reaching consequences in the insurance industry. For example, Marsh & McLennan Companies, Inc. (Marsh), Willis Group Holdings Ltd. and Aon Corp., three of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions. Although the New York Attorney General’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with property and casualty insurance carriers, subpoenas have been served on a number of group life and disability and traditional health carriers, as well as the insurance brokerage companies who assist in the placement of such types of insurance. At the press conference announcing its complaint against Marsh, the New York Attorney General indicated that its investigation would look across various lines of insurance. In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of this investigation will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations. We will continue to monitor the situation.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Revenues increased $6.2 million, or 63%, to $15.9 million in 2004 from $9.7 million in 2003. The components of revenue are as follows:

	Year ended December 31,
	2004	2003
Revenues:
Commissions—Life	$13,220,872	$6,947,736
Commissions—Health	1,046,580	1,033,364
Partnership and other fees	1,626,179	1,736,710
Other revenue	16,361	19,034
Total revenue	15,909,992	9,736,844

Life insurance commissions increased $6.3 million, or 90%, with $5.4 million of the increase resulting from the operations of our new Life Quotes division. Commission from health insurance increased 1.3% in 2004. Total life and health insurance policies sold increased 31% to 20,721 in 2004 from 15,856 in 2003. The Life Quotes operation accounted for approximately 6,900 paid policies in 2004. Partnership and other fees decreased 6% to $1.6 million in 2004, resulting from less traffic being directed to partners’ web sites.

Expenses

Selling and Marketing.   Selling and marketing expenses increased $2.1 million, or 45%, in 2004 when compared with 2003, to a total of $6.9 million. We have increased our advertising spending since the acquisition of Life Quotes in May 2004, in order to maintain lead flow to our telephone sales staff.

However, selling and marketing expenses have dropped to 43% of revenue in 2004, compared with 49% of revenue in 2003.

Operations.   Operations expenses more than doubled to $6.5 million in 2004 from $3.0 million in 2003. Operations expenses for our Life Quotes division, which began operating after the May 2004 acquisition of Life Quotes, accounted for $3.0 million of that increase.

General and Administrative.   General and administrative expenses increased 19%, or $492,000, in 2004. Expenses for our Life Quotes division account for $223,000 of this increase, with the remainder resulting from increased costs for employee compensation, corporate insurance and franchise taxes.

Depreciation and amortization.   Depreciation and amortization increased $226,000 in 2004 when compared to 2003. Depreciation on the Life Quotes building and fixed assets, along with amortization of intangibles acquired in the Life Quotes acquisition, resulted in charges of  $553,000 in this category.

Interest Income, Net

Interest income, net was $138,000 in 2004 compared to $368,000 in 2003. The components of interest income are as follows:

	Years ended December 31,
	2004	2003
Interest income	$218,968	$376,243
Interest expense	(80,765)	(8,290)
Interest income, net	$138,203	$367.953

Interest income declined due to a smaller portfolio of invested assets in 2004, resulting from the use of assets to acquire Life Quotes. Interest expense increased in 2004 due to a short term loan that was used to assist in the acquisition of Life Quotes.

There were also net realized losses on the sale of securities of $45,000 in 2004. These securities were sold to raise funds for the Life Quotes acquisition. There were net realized gains on the sale of securities of $93,000 in 2003.

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

Interest Income, Net

Interest income, net was $368,000 in 2003 compared to $359,000 in 2002. The components of interest income are as follows:

	Years ended December 31,
	2003	2002
Interest income	$376,243	$72,677
Interest expense	(8,290)	(14,002)
Interest income, net	$367,953	$358,675

There were also net realized gains on the sale of securities of $93,000 in 2003. There were no securities sales in 2002.

Income Taxes (Credit)

We had no income tax credit for 2003 and 2002 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments of $9.3 million at December 31, 2004 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products, investment income, and sales and maturity proceeds from our fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment and software.

Cash provided by operating activities was approximately $500,000 in 2004, while cash used in operating activities was approximately $770,000 and  $520,000 2003 and 2002, respectively, as shown in our statements of cash flows included in this report. The increase in cash flow in 2004, compared to the amounts used in 2003 and 2002, was primarily a result of  the collection of higher revenues.

Cash used for investing activities in 2004 totaled $12.5 million, consisting primarily of the acquisition of Life Quotes. Fixed maturity securities were sold, generating $11.9 million, to help fund the $18.7 million acquisition. The purchase of securities in excess of maturities used $5.5 million of cash. Cash used for investing activities totaling $247,000 in 2003 consisted of the purchase of fixed income investments in excess of investment maturities and sales of $182,000, and the purchase of fixed assets of $65,000. Cash used for investing activities totaling $658,000 in 2002 consisted of the purchase of fixed income investments in excess of maturities of $556,000 and the purchase of fixed assets of $102,000.

Cash provided by financing activities in 2004 totaled $12.7 million, consisting primarily of the sale of common stock to fund the Life Quotes acquisition. The Company also borrowed and later repayed $6.5 million in connection with the acquisition. Cash provided by financing activities in 2003 resulted from the exercise of employee stock options totaling $103,000, partially offset by payments of a capital lease obligation of $49,000. Cash used in financing activities in 2002 was primarily the result of our stock buy back. During 2002, we bought back approximately 446,000 shares at an average cost of $2.69 per share. We did not buy back any shares of our common stock in 2004 or 2003.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2004.

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	563,507	278,742	284,765	—	—
Purchase obligations	—	—	—	—	—

Factors that may Affect Our Future Operating Results

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2004. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2004 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because 83% of our 2004 revenues were derived from the sale of term life insurance

For the year ended December 31, 2004, approximately 83% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

We expect to experience significant fluctuations in our quarterly results, which makes it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in our stock price

Our quarterly revenues and operating results have fluctuated widely in the past and may continue to fluctuate widely in the future. Causes of these fluctuations could or have included, among other factors:

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

•       the conversion and fulfillment rates of consumers’ applications;

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

We must further develop our brand recognition in order to remain competitive

There are a many other insurance brokers, insurance carriers and Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Insure.com and Life Quotes brands are essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

We do not have agency contracts with all of the insurance companies we quote on our Web site and some insurance companies may refuse to participate in our database or refuse to do business with us

While we obtain the information contained in our database directly from over 200 insurance companies being quoted and listed on our Web site, we currently only hold agency contracts with about 180 of these insurance companies. In the past, a number of insurance companies quoted on our Web site have refused to appoint us as an agent or refused to permit us to publish their quotes for various reasons, including:

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

We do not intentionally include in our database insurance companies who object to their inclusion. If a significant number of insurance companies object to the inclusion of their information in our database, the breadth of our database would be limited. If consumers purchase a material number of policies from insurance companies with whom we are not appointed as an agent, and these insurance companies refuse to enter into agency contracts with us, it could harm our business and results of operations. In addition, many of the insurance companies with whom we do have agency contracts have the ability to terminate their agency relationship upon thirty days notice.

Our strategic relationships and agreements may not generate a material amount of revenues for us

As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites. During 2004, we generated fee revenues totaling $1.6 million from these sources. Most of these strategic agreements permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. For the year ended December 31, 2002, we paid $10,000, for the year ended December 31, 2003, we paid $8,500 and for the year ended December 31, 2004, we paid $3,500 in such cash rewards. If our quotes or those of services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

The former owner of Life Quotes has a limited non-competition agreement with us.

Kenneth Manley, the former owner of Life Quotes, has a non-competition agreement with us that prevents him from competing with us for up to six years. However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent placing business through Quotesmith.com as managing general agent. He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments. This arrangement could result in Manley obtaining business that we might otherwise have obtained directly.

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $2.9 million for the year ended December 31, 2004, and $0.8 million for the year ended December 31, 2003.

The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements which compensate brokers for distribution and other services provided to insurance carriers. Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements. It appears that these investigations could have far-reaching consequences in the insurance industry. For example, Marsh & McLennan Companies, Inc. (Marsh), Willis Group Holdings Ltd. and Aon Corp., three of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions. Although the New York Attorney General’s October 14, 2004 complaint against Marsh focused primarily upon arrangements with property and casualty insurance carriers, subpoenas have been served on a number of group life and disability and traditional health carriers, as well as the insurance brokerage companies who assist in the placement of such types of insurance. At the press conference announcing its complaint against Marsh, the New York Attorney General indicated that its investigation would look across various lines of insurance. In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of this investigation will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations. We will continue to monitor the situation.

The insurance sales industry is intensely competitive, and if we fail to successfully compete in this industry our market share and business will be harmed

The markets for the products and services we offer are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements and changing consumer demands. We compete with traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as InsWeb Corporation and SelectQuote.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of March 21, 2005, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.1% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.9% of our outstanding common stock, and Zions Bancorporation controlled 32.2% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•       authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 167,593 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

Our common stock is currently trading at low prices which could further reduce the liquidity of the market for, and the price of our common stock

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

Our preferred stock purchase rights could cause substantial dilution to any person or group who attempts to acquire a significant interest in Quotesmith.com without advance approval of our Board of Directors. We have amended our rights plan to exempt acquisitions of shares of our common stock by Zions from the operation of the rights plan. In addition, our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control. We entered into amendments to our employment agreements with Messrs. Bland and Thoms that exempted the issuance of stock to Zions from constituting a change of control under these employment agreements.

Furthermore, as of March 21, 2005, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. As of December 31, 2004, there were net unrealized losses of $143,317 on those investments. There were net unrealized losses on those investments totaling $69,184 at December 31, 2003.

We did not hold any derivative financial instruments as of December 31, 2004, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

Due to the short term nature of our investments, a 1% increase in interest rates would not decrease the fair market value of our investments by a material amount.

Item 8. Financial Statements and Supplementary Data

The financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-16 hereof, and are incorporated in this Item by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders scheduled for May 19, 2005. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.

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

Item 11. Executive Compensation

The sections entitled “Executive Compensation,” excluding the Board Compensation Committee Report and the stock price performance graph, “Management—Director Compensation” and “Management—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders scheduled for May 19, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled “Principal Shareholders” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders scheduled for May 19, 2005.

The following table sets forth the following information as of December 31, 2004: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	601,728	$6.22	167,593
Equity compensation plans not approved by security holders	—	—	—
Total	601,728	$6.22	167,593

Please see note 7 to the audited financial statements of Quotesmith.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Quotesmith.com, Inc. Stock Option Plans.

Item 13. Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders scheduled for May 19, 2005.

Item 14. Principal Accounting Fees and Services

Subject to ratification by the shareholders, the Audit Committee and the Board of Directors have selected Ernst & Young LLP to continue as independent auditors to audit the financial statements of the Company for the year ended December 31, 2005. Representatives of the firm of Ernst & Young LLP will be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Audit Fees

The aggregate fees for each of the last two fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q were $211,360 in 2004 and $188,300 in 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $98,667 in 2004 and $15,431 in 2003. The audit-related fees for 2004 involved consulting regarding acquisition related issues and a pre-acquisition audit of Life Quotes for 2002 and 2003. The audit-related fees for 2003 involved consulting regarding acquisition accounting issues.

Tax Fees

For the last two years, there were no fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP, other than the services reported above, were $1,500 on 2004 and $1,601 in 2003. The fees were for use of the Ernst & Young online service.

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

All of the above services for 2004 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)           1.     Financial Statements:

The financial statements, which appear on Pages F-1 through F-16 hereof, are indexed in the Index to Financial Statements and are incorporated herein by reference in this Item by reference thereto.

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

(b)          Exhibits

See Exhibits Index (immediately following the signature pages).

(c)           Schedules

All required schedules are included.

QUOTESMITH.COM, INC.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quotesmith.com, Inc.

We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
January 17, 2005

QUOTESMITH.COM, INC.
BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash and equivalents	$1,355,970	$676,728
Fixed maturity investments—available for sale at fair value (Note 3)	1,975,330	4,204,150
Commissions receivable, less allowances (2004—$482,000; 2003—$176,000)	2,735,984	1,062,534
Other assets	300,277	423,715
Total current assets	6,367,561	6,367,127
Fixed maturity investments—available for sale at fair value (Note 3)	5,998,345	10,345,555
Land	830,000	—
Building, less accumulated depreciation (2004—$77,833)	4,592,167	—
Furniture, equipment, and computer software at cost, less accumulated depreciation (2004—$3,194,000; 2003—$2,859,000)	476,113	375,177
Intangible assets at cost, less accumulated amortization (2004—$428,000; 2003—$995,000) (Note 2)	3,699,050	437,761
Goodwill	6,879,986	—
Total assets	$28,843,222	$17,525,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities—current	$1,227,683	$760,005
Total liabilities	1,227,683	760,005
Commitments and contingencies (Note 8)
Stockholders’ equity (Notes 6 and 7):
Common stock, $.003 par value; shares authorized:
60,000,000; shares issued:
2004—9,688,709; 2003—7,317,573	29,066	21,953
Additional paid-in capital	76,814,067	64,075,686
Retained-earnings deficit	(45,290,292)	(43,468,855)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive income (loss)	(143,317)	(69,184)
Total stockholders’ equity	27,615,539	16,765,615
Total liabilities and stockholders’ equity	$28,843,222	$17,525,620

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues:
Commissions and fees (Note 1)	$15,893,631	$9,717,810	$10,631,467
Other	16,361	19,034	145,327
Total revenues	15,909,992	9,736,844	10,776,794
Expenses:
Selling and marketing (Note 2)	6,866,341	4,735,438	2,912,547
Operations (Notes 7 and 9)	6,531,308	3,033,994	7,032,006
General and administrative (Note 7)	3,147,865	2,656,183	2,512,942
Depreciation	413,394	575,170	926,985
Amortization	865,296	477,557	477,557
Total expenses	17,824,204	11,478,342	13,862,037
Operating loss	(1,914,212)	(1,741,498)	(3,085,243)
Interest income, net (Note 2)	138,203	367,953	358,675
Net realized gain (loss) on sale of securities	(45,428)	92,551	—
Loss before income taxes	(1,821,437)	(1,280,994)	(2,726,568)
Income tax credit (Note 4)	—	—	—
Net loss	$(1,821,437)	$(1,280,994)	$(2,726,568)
Net loss per common share, basic and diluted	$(0.31)	$(0.26)	$(0.55)
Weighted average common shares and equivalents outstanding, basic and diluted	5,851,237	4,917,314	4,964,500

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2002:
Balance at January 1	7,253,570	$21,761	$63,930,061	$(39,461,293)	$(2,595,343)	$20,096	$21,915,282
Net loss	—	—	—	(2,726,568)	—	—	(2,726,568)
Other comprehensive gain—net unrealized gain on investments	—	—	—	—	—	62,398	62,398
Total comprehensive loss							(2,664,170)
Purchase of 446,050 treasury shares	—	—	—	—	(1,198,642)	—	(1,198,642)
Proceeds from sale of common stock:
—exercise of stock options	14,502	43	26,711	—	—	—	26,754
Employee stock compensation	—	—	15,960	—	—	—	15,960
Balance at December 31	7,268,072	21,804	63,972,732	(42,187,861)	(3,793,985)	82,494	18,095,184
2003:
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss—net unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)
Total comprehensive loss							(1,432,672)
Proceeds from sale of common stock:
—exercise of stock options	49,501	149	102,954	—	—	—	103,103
Balance at December 31	7,317,573	21,953	64,075,686	(43,468,855)	(3,793,985)	(69,184)	16,765,615
2004:
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss—net unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
—Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
—exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	$29,066	$76,814,067	$(45,290,292)	$(3,793,985)	$(143,317)	$27,615,539

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,821,437)	$(1,280,994)	$(2,726,568)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	413,394	575,171	924,700
Amortization	974,539	626,468	339,253
Impairment of computer software	—	—	336,582
Accounts payable and accrued liabilities	486,984	(654,292)	422,654
Commissions receivable	326,053	63,010	225,958
Stock compensation	—	—	15,960
Other assets	123,438	(99,029)	(58,267)
Net cash provided (used) by operating activities	502,971	(769,666)	(519,728)
Cash flows from investing activities:
Purchase of selected assets of Life Quotes	(18,703,066)	—	—
Purchase of investments	(6,543,222)	(14,199,621)	(23,455,781)
Proceeds from investment maturities	1,000,000	7,800,000	22,900,000
Proceeds from sales of investments	11,935,876	6,217,204	—
Purchase of furniture, equipment and software	(223,793)	(64,879)	(102,276)
Net cash used by investing activities	(12,534,205)	(247,296)	(658,057)
Cash flows from financing activities:
Proceeds of note payable	6,500,000	—	—
Repayment of note payable	(6,500,000)	—	—
Proceeds from issuance of common stock	12,745,494	103,103	26,754
Purchase of treasury stock	—	—	(1,198,642)
Payment of capital lease obligation	(35,018)	(49,322)	(43,610)
Net cash provided (used) by financing activities	12,710,476	53,781	(1,215,498)
Net increase (decrease) in cash and equivalents	679,242	(963,181)	(2,393,283)
Cash and equivalents at beginning of year	676,728	1,639,909	4,033,192
Cash and equivalents at end of year	$1,355,970	$676,728	$1,639,909

See accompanying notes.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products. The Company uses this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff. The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce. The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

On May 7, 2004, the Company acquired selected assets of Life Quotes, Inc. for approximately $18,700,000. Life Quotes is an Evergreen, Colorado-based life insurance brokerage that markets term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents. The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service. As a part of the acquisition, the Company agreed to grant up to 300,000 options to acquire common shares to employees of Life Quotes, Inc. The Company acquired approximately $2.0 million of receivables, $5.5 million of building and land, intangible assets and other assets and liabilities.

The accompanying financial statements reflect the operations of Life Quotes, from the date of acquisition. The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2003.

	Year Ended December 31,
	2004	2003
	(in thousands, except per share data)
Total revenues	$19,634	$20,321
Net loss	(1,360)	(310)
Net loss per common share, basic and diluted	$(0.23)	$(0.06)

The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the respective years, nor is it necessarily indicative of future operating results.

In the period covered in the accompanying financial statements, the Company’s primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company’s total revenues.   In 2004, these included four companies with revenues of $3.7 million, $3.0 million, $2.0 million  and $1.6 million. In 2002

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

and 2003, there were no companies that provided more than ten percent of the Company’s total revenues. The Company’s business represents one business segment.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change, as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Investments

The Company classifies its fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method.

Cash and Equivalents

Money market and certificate of deposit investments are included as part of cash and equivalents.

Stock Compensation

The Company uses the intrinsic value method to measure compensation expense, if any, relating to stock options. Any compensation expense is determined at the date of grant, or the date of subsequent modification to option terms, based on any excess of the fair value of the related shares over the exercise price, and amortized over the options’ vesting periods.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Land and Building

Building costs are depreciated over an estimated useful life of 40 years. Land costs are not depreciated. Repair and maintenance costs are charged to expense as incurred.

Furniture, Equipment, and Computer Software

Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of three to five years using principally the straight-line method of depreciation. Repair and maintenance costs are charged to expense as incurred.

Intangible Assets

As a result of the acquisition of selected assets of Life Quotes, Inc. described above, the Company has completed a preliminary allocation of the cost of the acquisition to the assets acquired, which may still be adjusted for changes in accounts receivable acquired and deferred taxes.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

	Intangible Asset Balance	Estimated Useful Life	Amortization Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. Amortization expense from these intangible assets totaled $428,000 in 2004, and is expected to total $605,000 in 2005, $554,000 in 2006, $509,000 in 2007, $468,000 in 2008 and $431,000 in 2009.

Intangible assets as of December 31, 2003 represent the value assigned to the insure.com Web site which was acquired in the 2001 purchase of selected assets of Insurance News Network, LLC. This asset was amortized on a straight-line basis over three years. Amortization expense was $478,000 in 2002, $478,000 in 2003 and $438,000 in 2004.

Assets Held under Capital Lease

Assets held under capital leases are recorded at the net present value of the minimum lease payments at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Treasury Stock

The cost of reacquiring the Company’s common stock is reported as a separate component of stockholders’ equity.

Income Taxes

Deferred income taxes are determined based on the temporary differences between financial reporting and tax bases of assets and liabilities and the effect of net operating loss carryforwards, and are measured using enacted tax rates.

Non-operating Income and Expense

Interest income, net in the accompanying statements of operations includes the following:

	Years ended December 31,
	2004	2003	2002
Interest income	$218,968	$376,243	$372,677
Interest expense	(80,765)	(8,290)	(14,002)
Interest income, net	$138,203	$367,953	$358,675

In 2004, the Company realized losses of $45,000 on the sale of fixed maturity investments. In 2003, the Company realized gains of $93,000 on the sale of fixed maturity investments.

Net Loss Per Share

Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.

Comprehensive Income or Loss

Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2004	2003	2002
Unrealized gain (loss) on investments	$(119,561)	$(59,127)	$62,398
Less: Reclassification adjustment for realized (gains) losses included in income	45,428	(92,551)	—
Other comprehensive income (loss)	$(74,133)	$(151,678)	$62,398

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

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

consistent with the methodology prescribed under SFAS 123, approximate net loss and net loss per share would have been as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net loss as reported	$(1,821)	$(1,281)	$(2,727)
Add back stock compensation, as reported	—	—	16
Less pro forma stock compensation using fair value method	(211)	(147)	(235)
Pro forma net loss	$(2,032)	$(1,428)	$(2,946)
Pro forma net loss per common share, basic and diluted	$(0.35)	$(0.29)	$(.59)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123 (R) must be adopted no later then July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123 (R) on July 1, 2005.

Statement 123 (R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 125 for purposes of pro forma disclosure either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123 (R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123 (R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share reported above. Statement

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in all periods, due to our net operating loss.

3. Investments

Investments are classified as available-for-sale securities and are reported at fair value, as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004:
U.S. Government agency bonds	$987,986	$—	$4,086	$983,900
Corporate bonds and commercial paper	7,129,006	—	139,231	6,989,775
Total	$8,116,992	$—	$143,317	$7,973,675
December 31, 2003:
U.S. Government agency bonds	$1,689,944	$8,095	$—	$1,698,039
Corporate commercial paper	12,928,945	51,218	128,497	12,851,666
Total	$14,618,889	$59,313	$128,497	$14,549,705

As of December 31, 2004, investments maturities are as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$1,986,538	$1,975,330
Due in 1-2 years	3,551,914	3,516,185
Due in 2-4 years	2,578,540	2,482,160
Total	$8,116,992	$7,973,675

4. Income Taxes

A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2004	2003	2002
Pre-tax loss times federal rate	$(619,000)	$(436,000)	$(927,000)
State income tax credit	(87,000)	(61,000)	(130,900)
Increase in valuation allowance	425,000	554,000	966,000
Stock compensation	—	0	6,200
Other	281,000	(57,000)	85,700
Income tax credit	$—	$—	$—

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

Significant components of the Company’s deferred tax assets and liabilities are as follows

	December 31,
	2004	2003
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	16,582,000	16,097,000
Depreciation and amortization	670,000	600,000
Other	294,000	138,000
Total gross deferred tax assets	17,546,000	16,835,000
Valuation allowance	(17,546,000)	(16,835,000)
Net deferred tax assets	—	—
Net deferred tax amounts	$—	$—

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $42,700,000 available to offset future taxable income, which expire in 2006 to 2024. There were no income taxes paid or recovered in 2002, 2003 or 2004.

5. Obligations under Capital Lease

Furniture, equipment and computer software at December 31, 2003 includes gross assets acquired under capital lease of $196,000. Related amortization included in accumulated depreciation was $142,000 at December 31, 2003. These assets were fully amortized as of December 31, 2004. There were no assets acquired under capital lease as of December 31, 2004.  Amortization of assets under capital lease is included in depreciation expense.

6. Stockholders’ Equity

Treasury Stock

As of December 31, 2004, the Company is authorized to repurchase 652,000 additional shares of its common stock.

Employee Stock Purchase Plan

The Company has a plan under which employees could purchase shares of the Company’s common stock through payroll deductions of up to 10% of each employee’s compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2004.

Preferred Stock

The Company has 5,000,000 authorized shares of $0.001 par value preferred stock. No shares have been issued.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Stockholder Rights Plan

One preferred stock purchase right is outstanding for each outstanding share of the Company’s common stock, and the Company intends to issue those rights along with future issuances of common shares. The rights become exercisable only if a person or group acquires or announces the intent to acquire 15% or more of the Company’s common stock. Prior to the rights becoming exercisable, the Company may redeem the rights for $0.03 per right. If the rights become exercisable, the Company may exchange each right for one share of common stock providing that 50% of the Company has not been acquired. The rights expire in 2009.

If the rights become exercisable and they have not been exchanged, holders of each right, other than the acquiring person or group, would be entitled to acquire three hundredths of a share of the Company’s preferred stock at an exercise price equal to five times the initial offering price of the Company’s common stock. If issued, each preferred share would entitle the holder to cumulative quarterly dividends of the greater of $1.00 per share or 33.3 times the common share dividends. The preferred shareholders would receive 33 votes per share and have a liquidation preference of $0.333 per share over the common shares.

In lieu of purchasing preferred shares, holders of each right, other than the acquiring person or group, on payment of the exercise price, would be entitled to acquire the number of shares of the Company’s common stock or other assets with a value of two times the exercise price. In addition, if 50% of the Company is acquired, the holders of each right would be entitled to acquire the number of shares of the acquiring company’s common stock having a value of two times the exercise price.

7. Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, (the Plans), to provide additional incentives to our employees, officers, and directors. Under the Plans, an aggregate of 800,000 shares of Quotesmith.com common stock may be granted to participants in the plan. We account for stock option grants in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations, and, accordingly, recognize no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

For purposes of the pro forma disclosures presented in Note 2, the estimated fair values of the option grants are amortized to expense over the options’ vesting period. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model for grants made subsequent to the Company’s initial public offering in August 1999, and the minimum value method in all prior periods, with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	0.0%	None Issued	0.0%
Risk-free interest rate	2.1%	—	2.5%
Volatility	79.4%	—	93.5%
Expected life (years)	5.0	—	5.0

In 2002, the Company recorded compensation expense of $15,960 relating to stock options granted below the estimated fair value of the Company’s common stock, with a corresponding credit to additional

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

paid-in capital. There were no stock options granted below the estimated fair value of the Company’s common stock in 2004 or 2003.

Transactions related to all stock options are as follows:

	Years Ended December 31,
	2004		2003		2002
		Weighted		Weighted		Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Beginning Balance	268,332	$7.34	360,047	$6.28	712,131	$7.03
Granted with exercise price equal to stock value	349,500	5.28	—	—	156,500	3.04
Exercised	(7,500)	1.42	(49,501)	2.08	(14,502)	1.84
Forfeited	(8,604)	6.71	(42,214)	4.51	(494,082)	6.41
Outstanding	601,728	$6.22	268,332	$7.34	360,047	$6.28
Exercisable at end of year	202,728		165,999		129,538

Information regarding options outstanding and exercisable at December 31, 2004 is summarized as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercisable
Exercise Price	Outstanding	Life (in years)	Price	Exercisable	Price
$2.00 - $ 2.78	57,500	6.85	2.10	32,500	2.18
$2.99 - $ 5.05	159,166	7.59	3.63	96,666	2.99
$ 5.17	261,500	9.72	5.17	—	—
$6.00 - $ 6.38	80,583	7.83	6.14	30,583	6.38
$9.00 - $10.32	9,146	4.34	9.12	9,146	9.12
$33.00	33,833	4.58	33.00	33,833	33.00
	601,728	8.26	$6.22	202,728	$ 8.66

The options have terms of ten years. Under the Company’s Plans, 167,593 shares were available for grant as awards or options at December 31, 2004.

The weighted average fair value per share of options granted were as follows:

2004	2003	2002
$3.40	None Issued	$2.20

8. Commitments and Contingencies

As of December 31, 2004, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $278,000 in 2005 and $285,000 in 2006. In addition, the Company must pay its proportionate share of taxes and operating costs for the Darien lease site.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Rent expense was   $428,000 in 2002 , $286,000 in 2003 and $267,000 in 2004.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

QUOTESMITH.COM, INC.
By:	/s/ ROBERT S. BLAND
Robert S. Bland,
Chairman, President and Chief Executive Officer
/s/ WILLIAM V. THOMS
William V. Thoms, Executive Vice President, Chief Operating Officer, and Director
/s/ PHILLIP A. PERILLO
Phillip A. Perillo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BRUCE J. RUEBEN
Bruce J. Rueben, Director
/s/ TIMOTHY F. SHANNON
Timothy F. Shannon, Director
/s/ JEREMIAH A. DENTON, JR.
Jeremiah A. Denton, Jr., Director
/s/ RICHARD F. GRETSCH
Richard F. Gretsch, Director
/s/JOHN B. HOPKINS
John B. Hopkins, Director

EXHIBITS

FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1††	Restated Certificate of Incorporation of Company.
3.2††	Amended and Restated By-Laws of the Company.
4.3††	Form of Rights Agreement.
4.3(a) ††	Certificate of Designation, Preferences and Rights.
10.1††	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2††	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3††	Employment Agreement between the Company and Robert S. Bland.
10.4††	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6††	Form of Director Indemnification Agreement.
10.7††	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8††	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9††	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10††	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A
10.11††	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12††	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†	Stock Purchase Agreement, dated as of March 1, 2004, between the Company and Zions Bancorporation
10.14†	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thom
10.15†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and with Robert S. Bland (12/15/03), dated March 1, 2004
10.16†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and William V. Thoms (2/10/03), dated March 1, 2004
10.17†	Asset Purchase Agreement, dated as of January 31, 2004, by and among the Company, Life Quotes Acquisition, Inc., Life Quotes, Inc. and Kenneth L. Manley
10.18†	Real Estate Purchase and Sale Agreement, dated as of January 31, 2004, between Life Quotes Acquisition, Inc. and The Kenneth L. Manley Revocable Trust dated as of June 10, 1987
10.19††††	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan
21.0	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1††††	Code of Ethics

†                               Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 4, 200

††                         Incorporated by reference to the Company’s Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.

†††                   Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

††††         Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2004.