Form 10-K/A
period 2004-12-31
QUOTESMITH COM INC
filed 2005-04-08
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Title of Each Class

Common Stock, $.003 par value
Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 121-2) Yes ☐ No ☒

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for Quotesmith.com, Inc. for calendar year ended December 31, 2004 is being filed solely to correct an error on the cover page of the original filing in which it was erroneously reported that we were an accelerated filer (as defined in Exchange Act Rule 121-2). Quotesmith.com, Inc. is not an accelerated filer. For the convenience of the reader, this Form 10K/A sets forth the original filing in its entirety, except for certain required exhibits which are refiled herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 5, 2005.

QUOTESMITH.COM, INC.
By:	/s/ ROBERT S. BLAND
Robert S. Bland,
Chairman, President and Chief Executive Officer
/s/ WILLIAM V. THOMS
William V. Thoms, Executive Vice President, Chief Operating Officer, and Director
/s/ PHILLIP A. PERILLO
Phillip A. Perillo, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ BRUCE J. RUEBEN
Bruce J. Rueben, Director
/s/ TIMOTHY F. SHANNON
Timothy F. Shannon, Director
/s/ JEREMIAH A. DENTON, JR.
Jeremiah A. Denton, Jr., Director
/s/ RICHARD F. GRETSCH
Richard F. Gretsch, Director
/s/ JOHN B. HOPKINS
John B. Hopkins, Director

EXHIBITS

FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1††	Restated Certificate of Incorporation of Company.
3.2††	Amended and Restated By-Laws of the Company.
4.3††	Form of Rights Agreement.
4.3(a) ††	Certificate of Designation, Preferences and Rights.
10.1††	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2††	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3††	Employment Agreement between the Company and Robert S. Bland.
10.4††	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6††	Form of Director Indemnification Agreement.
10.7††	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8††	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9††	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10††	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A
10.11††	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12††	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†	Stock Purchase Agreement, dated as of March 1, 2004, between the Company and Zions Bancorporation
10.14†	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thom
10.15†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and with Robert S. Bland (12/15/03), dated March 1, 2004
10.16†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and William V. Thoms (2/10/03), dated March 1, 2004
10.17†	Asset Purchase Agreement, dated as of January 31, 2004, by and among the Company, Life Quotes Acquisition, Inc., Life Quotes, Inc. and Kenneth L. Manley
10.18†	Real Estate Purchase and Sale Agreement, dated as of January 31, 2004, between Life Quotes Acquisition, Inc. and The Kenneth L. Manley Revocable Trust dated as of June 10, 1987
10.19††††	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan
21.0*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1††††	Code of Ethics

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

†††      Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

††††    Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2004.

*          Filed as the exhibit of the same number on our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 24, 2005 and incorporated herein by reference.