Form 10-Q
period 2005-03-31
QUOTESMITH COM INC
filed 2005-05-12
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005.

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

The number of outstanding shares of the regisrant’s common stock was 7,329,368 net of treasury shares, on May 6, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,254,966	$1,355,970
Fixed maturity investments – available for sale at fair value	2,987,520	1,975,330
Commissions receivable, less allowances (2005 — $429,000; 2004 — $482,000)	2,592,154	2,735,984
Other assets	315,186	300,277
Total current assets	7,149,826	6,367,561
Fixed maturity investments- available for sale at fair value	4,887,560	5,998,345
Land	830,000	830,000
Building, less accumulated depreciation (2005 — $107,000; 2004—$78,000)	4,562,979	4,592,167
Furniture, equipment, and computer software at cost, less accumulated depreciation (2005—$3,259,000; 2004—$3,194,000)	443,782	476,113
Intangible assets at cost, less accumulated amortization (2005—$588,000; 2004—$428,000)	3,538,724	3,699,050
Goodwill	6,867,470	6,879,986

Total assets	$28,280,341	$28,843,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,275,828	$1,227,683

Total liabilities	1,275,828	1,227,683

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,814,067	76,814,067
Retained-earnings deficit	(45,815,404)	(45,290,292)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive loss	(229,231)	(143,317)
Total stockholders’ equity	27,004,513	27,615,539
Total liabilities and stockholders’ equity	$28,280,341	$28,843,222

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2005	2004
	(unaudited)
Revenues:
Commissions and fees	$4,378,392	$2,450,223
Other	2,160	1,991
Total revenues	4,380,552	2,452,214
Expenses:
Selling and marketing	1,981,863	1,359,910
Operations	1,785,599	820,078
General and administrative	945,424	755,524
Depreciation and amortization	253,817	222,672
Total expenses	4,966,703	3,158,184
Operating loss	(586,151)	(705,970)
Interest income	61,039	86,219
Realized gain on sale of investments	—	176

Net loss	$(525,112)	$(619,575)
Net loss per common share, basic and diluted	$(0.07)	$(0.12)
Weighted average common shares and equivalents outstanding, basic and diluted	7,329,368	4,958,232

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2004:
Balance at January 1	7,317,573	$21,953	$64,075,686	$(43,468,855)	$(3,793,985)	$(69,184)	$16,765,615
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
- Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
-exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	29,066	76,814,067	(45,290,292)	(3,793,985)	(143,317)	27,615,539
Three months ended March 31, 2005 (unaudited)
Net loss	—	—	—	(525,112)	—	—	(525,112)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(85,914)	(85,914)
Total comprehensive loss							(611,026)
Balance at March 31, 2005 (unaudited)	9,688,709	$29,066	$76,814,067	$(45,815,404)	$(3,793,985)	$(229,231)	$27,004,513

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(525,112)	$(619,575)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	93,491	103,283
Amortization	173,007	184,362
Accounts payable and accrued liabilities	48,145	180,821
Commissions receivable	156,346	(114,275)
Other assets	(14,909)	(231,032)
Net cash used by operating activities	(69,032)	(496,416)

Cash flows from investing activities:
Proceeds of sales of investments	—	998,426
Purchase of furniture, equipment and computer software	(31,972)	—
Net cash provided (used) by investing activities	(31,972)	998,246

Cash flows from financing activities:
Payment of capital lease obligation	—	(13,309)
Net cash used by financing activities	—	(13,309)
Net increase (decrease) in cash and cash equivalents	(101,004)	488,701
Cash and cash equivalents at beginning of period	1,355,970	676,728
Cash and cash equivalents at end of period	$1,254,966	$1,165,429

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANCIAL STATEMETS

(Unaudited)

1.          Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 200 insurance companies for numerous life and health insurance products.  The Company uses this database to provide customers with a large array of comparative life and health insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce.  The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline

2.          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

	Quarter Ended March 31,
	2005	2004

Net loss as reported	$(525,112)	$(619,575)
Less pro forma stock compensation using fair value method	(94,014)	(37,051)
Pro forma net loss	$(619,126)	$(626,626)
Pro forma net loss per common share, basic and diluted	$(.08)	$(.13)

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

Statement 123 (R) must be adopted no later then January 1, 2006.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123 (R) on January 1, 2006.

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123 (R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share reported above.  Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in all periods, due to our net operating loss.

3.          Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

4.              Acquisition

On May 7, 2004, the Company acquired selected assets of Life Quotes, Inc. for $18,400,000.  Life Quotes was an Evergreen, Colorado-based life insurance brokerage that marketed term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents.  The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service.  The Company acquired approximately $2 million of receivables, $5.5 million of building and land, intangible assets and other assets and liabilities

The accompanying financial statements include the operations of Life Quotes, Inc. from May 7, 2004, the date of acquisition.  The following table presents unaudited pro forma results as if the acquisition had occurred at the beginning of 2004.

Quarter Ended March 31, 2004

Total Revenues	$5,422,000
Net (Loss)	$(51,000)
Net (Loss) per common share, Basic and diluted	$(0.01)

5.              Intangible Assets Acquired

As a result of the acquisition of selected assets of Life Quotes, Inc. described above, the Company has completed an allocation of the cost of the acquisition to the assets acquired.  The allocation is preliminary and may be adjusted as additional facts and costs of the acquisition are determined.

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

The excess of the purchase price over the costs allocated to the assets acquired is being recorded as goodwill.  As of March 31, 2005, the amount allocated to goodwill is $6,867,470.  This amount is preliminary and may be adjusted as additional facts and costs of the acquisition are determined.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2005 and beyond.  Actual results may differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; successful integration and profitable operation of the Life Quotes business; realization of sufficient revenue from contract renewals acquired in the Life Quotes acquisition to prevent impairment of the acquired asset; demand for life insurance; results of investigations by regulatory authorities into the insurance brokerage industry; effects of the war in Iraq on the purchasing decisions of consumers; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from our strategic relationships; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; the rate of acceptance and use of the Internet as a means for commerce; our ability to keep pace with technological changes and future regulations affecting our business; constraints of the systems we employ; and our ability to raise additional capital if necessary.  See the section of this Quarterly Report entitled “Factors That May Affect Our Future Operating Results” for a description of these and other risks, uncertainties, and factors.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No such indicators were noted to date in 2005.  The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  Bonus commission revenues were $655,000 for the three months ended March 31, 2005, and $247,000 for the three months ended March 31, 2004.

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

We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations.  We continue to monitor the situation.

Results of Operations

Comparison of the Quarters Ended March 31, 2005 and March 31, 2004

Revenues

Revenues increased $1.9 million, or 79%, in the quarter ended March 31, 2005 when compared to revenue in the first quarter of 2004.  The components of commissions and fees revenue are as follows:

	Quarter ended March 31,
	2005	2004

Revenues:
Commissions -Life	$3,687,198	$1,808,895
Commissions-Health	196,596	274,827
Partnership fees and other	494,598	366,501
Total commissions and fees revenue	4,378,392	2,450,223

Life insurance commission revenue increased $1.9 million, or 104%, for the quarter primarily as a result of telephone sales in our new Life Quotes division, which was acquired on May 7, 2004.  Life Quotes provided life insurance commission revenue of $2.0 million in the first quarter. Health insurance commission revenue decreased $78,000, or 28% for the quarter as we have discontinued brokerage operations for health insurance in favor of outsourcing this business to a third party provider.

Total policies sold for both life and health insurance increased by 872 in the first quarter of 2005 to 4,510 from 3,638 in the first quarter of 2004, again primarily as a result of telephone sales in our new Life Quotes division.  Fees from strategic partners who provide outsourced services for other lines of insurance, primarily auto, increased $128,000, or 35%, during the first quarter when compared with the revenue generated in the comparable period in 2004.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $622,000, or 46%, to a total of $2.0 million for the first quarter of 2005.  We have increased our advertising costs since the Life Quotes acquisition in order to maintain lead flow to the telephone sales staff.  However, selling and marketing expenses have dropped as a percentage of revenue from 55% to 45% in the first quarter, when compared with the comparable period in 2004.

Operations.   Operations expenses increased $965,000 in the first quarter of 2005.  Operations expenses for the Life Quotes call center were $959,000 for the first quarter, accounting for most of the increase.

General and Administrative.  General and administrative costs increased $190,000 in the quarter. Higher costs for insurance and property taxes on the Life Quotes building accounted for most of the increase.

Depreciation and Amortization.  Depreciation and amortization charges increased $31,000 in the first quarter, when compared to the results in the comparable periods in 2004.  Depreciation of the building and other assets acquired in the Life Quotes transaction, as well as amortization of intangibles acquired in the same transaction, account for $207,000 of these expenses in the first quarter of 2005.  The expenses for the same period in 2004 included $119,000 of amortization resulting from the 2001 acquisition of certain intangible assets of Insurance News Network, LLC.  Those intangibles assets have since been fully amortized.

Interest Income - Net

Net interest income fell $25,000 in the first quarter as compared to the first quarter of 2004, resulting from a smaller portfolio of invested assets.  We used approximately $6 million of our invested assets in connection with the Life Quotes acquisition in 2004, resulting in the smaller invested asset portfolio.

Income Taxes (Credit)

We had no income tax credit for 2005 and 2004 due to valuation allowances provided against net deferred tax assets.

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

Cash used by operating activities was approximately $69,000 for the first three months of 2005, compared with cash used by operating activities of $496,000 for the same period in 2004.  Cash was used by operating activities in 2005 primarily to fund the net loss for the period, less the non-cash portion of the loss represented by depreciation and amortization. The 2005 loss was also partially offset by an increase in accounts payable and accrued liabilities and a reduction in commissions receivable.  In the first three months of 2004, cash was used to fund the net loss.

Cash used by investing activities was $32,000 in the first three months of 2005, consisting of the purchase of fixed assets.  During the first three months of 2004, the sale of investments provided cash from investing activities.

There were no financing transactions during the first quarter of 2005.  Cash was used during the first quarter of 2004 to make payments under a capital lease obligation.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of March 31, 2005.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$493,822	$280,248	$213,574	—	—

Factors That May Affect Our Future Operating Results

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2004 and the quarter ended March 31, 2005.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2004 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because 83% of our 2004 revenues were derived from the sale of term life insurance

For the year ended December 31, 2004 and the quarter ended March 31, 2005, approximately 83% and 84%, respectively, of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote.  For the year ended December 31, 2004, we paid $3,500 in such cash rewards, and have paid no such awards so far in 2005.  If our quotes or those of services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $2.9 million for the year ended December 31, 2004, and $248,000 for the quarter ended March 31, 2005.

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

We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations.  We continue to monitor the situation.

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

Risks Related to Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of April 13, 2005, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.1% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.9% of our outstanding common stock, and Zions Bancorporation controlled 32.2% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 188,593 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

•                  amend or propose to amend our charter or bylaws

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

Furthermore, as of April 13, 2005, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $229,231 at March 31, 2005, and $147,317 at December 31, 2004.

We did not hold any derivative financial instruments as of March 31, 2005, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.                 Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
Date: May 9, 2005
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)