Form 10-Q
period 2005-06-30
QUOTESMITH COM INC
filed 2005-08-11
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2005.

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

The number of outstanding shares of the regisrant’s common stock was 7,329,368 net of treasury shares, on August 5, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,144,411	$1,355,970
Fixed maturity investments – available for sale at fair value	2,999,440	1,975,330
Commissions receivable, less allowances (2005 — $446,000; 2004 — $482,000)	2,682,971	2,735,984
Other assets	180,868	300,277
Total current assets	7,007,690	6,367,561
Fixed maturity investments- available for sale at fair value	5,429,560	5,998,345
Land	830,000	830,000
Building, less accumulated depreciation (2005 — $136,000; 2004—$78,000)	4,533,792	4,592,167
Furniture, equipment, and computer software at cost, less accumulated depreciation (2005—$3,318,000; 2004—$3,194,000)	507,743	476,113
Intangible assets at cost, less accumulated amortization (2005—$739,000; 2004—$428,000)	3,387,451	3,699,050
Goodwill	6,867,470	6,879,986

Total assets	$28,563,706	$28,843,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,066,814	$1,227,683

Total liabilities	1,066,814	1,227,683

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,814,067	76,814,067
Retained-earnings deficit	(45,384,887)	(45,290,292)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive loss	(167,369)	(143,317)
Total stockholders’ equity	27,496,892	27,615,539
Total liabilities and stockholders’ equity	$28,563,706	$28,843,222

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$4,733,222	$4,291,737	$9,111,614	$6,741,961
Other	3,679	3,846	5,839	5,837
Total revenues	4,736,901	4,295,583	9,117,453	6,747,798
Expenses:
Selling and marketing	1,377,484	2,000,241	3,359,347	3,360,151
Operations	1,847,994	1,957,700	3,633,593	2,777,778
General and administrative	905,358	793,755	1,850,782	1,549,282
Depreciation and amortization	240,278	344,228	494,095	566,900
Total expenses	4,371,114	5,095,924	9,337,817	8,254,111
Operating income (loss)	365,787	(800,341)	(220,364)	(1,506,313)
Interest income (net)	64,730	7,738	125,769	93,958
Realized losses on sale of securities	—	(45,604)	—	(45,428)

Net income (loss)	$430,517	$(838,207)	$(94,595)	$(1,457,783)
Net income (loss) per common share, basic and diluted	$0.06	$(0.17)	$(0.01)	(0.29)
Weighted average common shares and equivalents outstanding:
Basic	7,329,368	4,958,370	7,329,368	4,958,301
Diluted	7,384,542	4,958,370	7,329,368	4,958,301

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2004:
Balance at January 1	7,317,573	$21,953	$64,075,686	$(43,468,855)	$(3,793,985)	$(69,184)	$16,765,615
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
- Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
-exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	29,066	76,814,067	(45,290,292)	(3,793,985)	(143,317)	27,615,539
2005:
Six months ended
June 30, 2005 (unaudited)
Net loss	—	—	—	(94,595)	—	—	(94,595)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(24,052)	(24,052)
Total comprehensive loss							(118,647)
Balance at June 30, 2005
(unaudited)	9,688,709	$29,066	$76,814,067	$(45,384,887)	$(3,793,985)	$(167,369)	$27,496,892

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(94,595)	$(1,457,783)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	182,497	221,237
Amortization	337,878	437,454
Accounts payable and accrued liabilities	(160,868)	914,035
Commissions receivable	65,529	(294,061)
Other assets	119,409	136,866
Net cash provided (used) by operating activities	449,850	(42,252)

Cash flows from investing activities:
Purchases of investments	(505,658)	—
Purchase of selected net assets of Life Quotes	—	(18,784,614)
Proceeds of sales of investments	—	11,935,876
Purchase of furniture, equipment and computer software	(155,751)	(21,026)
Net cash used by investing activities	(661,409)	(6,869,764)

Cash flows from financing activities:
Issuance of common stock	—	750
Proceeds of note payable	—	6,500,000
Payment of capital lease obligation	—	(27,034)
Net cash provided by financing activities	—	6,473,716
Net decrease in cash and cash equivalents	(211,559)	(438,300)
Cash and cash equivalents at beginning of period	1,355,970	676,728
Cash and cash equivalents at end of period	$1,144,411	$238,428

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANCIAL STATEMETS

(Unaudited)

1.  Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 60 insurance companies for numerous life insurance products.  The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce.  The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  SFAS 123, “Accounting for Stock Based Compensation”, requires disclosure of pro forma information regarding net income (loss) per share, using pricing models to estimate the fair value of stock option grants.  Had compensation expense for the Company’s stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net income (loss) and net income (loss) per share would have been as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$430,517	$(838,207)	$(94,595)	$(1,457,783)
Less pro forma stock compensation using fair value method	(18,467)	(36,787)	(112,480)	(73,838)
Pro forma net income (loss)	$412,050	$(874,994)	$(207,075)	$(1,531,621)
Pro forma net income (loss) per common share, basic and diluted	$0.06	$(0.18)	$(0.03)	$(0.31)

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

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of Statement123 (R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123 (R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and per share amounts reported above.  Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise options, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0 in all periods, due to our net operating loss.

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss)	$430,517	$(838,207)	$(94,595)	$(1,457,783)

Basic shares outstanding	7,329,368	4,958,370	7,329,368	4,958,301
Effect of stock options	55,174	0	0	0
Diluted potential common shares	7,384,542	4,958,370	7,329,368	4,958,301

Earnings per share, basic and diluted	$0.06	$(0.17)	$0.01	$(0.29)

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation for the quarter ended June 30, 2005 was 442,554.

4.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

5.  Acquisition

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

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004

Total Revenues	$5,049,000	$10,472,000
Net Income (Loss)	$(947,000)	$(997,000)
Net Income (Loss) per common share,
Basic and diluted	$(0.19)	$(0.20)

6.   Intangible Assets Acquired

As a result of the acquisition of selected assets of Life Quotes, Inc. described above, the Company has allocated  the cost of the acquisition to the assets acquired.  Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

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

The excess of the purchase price over the costs allocated to the assets acquired has been  recorded as goodwill, in the amount of $6,867,470.

7.   Legal and Regulatory Proceedings

On November 11, 2004, the Company received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information and documents related to compensation arrangements with insurance companies.  This action is related to investigations by regulatory bodies, including state insurance departments, of certain contingent commission arrangements between insurance brokers and insurance companies.  We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or what effect, if any, it will have on our operations.  We continue to monitor the situation.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No such indicators have been noted to date in 2005.  The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  Bonus commission revenues were $617,000 and $1,272,000 for the three and six month periods ended June 30, 2005, respectively, and $776,000 and $1,023,000 for the three and six month periods ended June 30, 2004, respectively.

The insurance industry has come under a significant level of scrutiny by various regulatory bodies with respect to contingent commission arrangements and other matters.  The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements, which compensate brokers for distribution and other services provided to insurance carriers.  Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements.  It appears that these investigations could have far-reaching consequences in the insurance industry.  For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd. Aon Corporation and Arthur J. Gallagher, four of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions.  Certain of these brokerage firms have recently entered into agreements with various regulators and attorneys general to resolve issues related to investigations of those firms.  In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or what effect, if any, it will have on our operations.  We continue to monitor the situation.

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2005 and June 30, 2004

Revenues

Revenues increased $441,000, or 10%, in the quarter ended June 30, 2005 when compared to revenue in the same quarter of 2004, and increased $2.4 million, or 35%, for the first six months of 2005 when compared to the first six months of 2004.  The components of commissions and fees revenue are as follows:

	Quarter ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Commissions -Life	$4,075,701	$3,570,677	$7,762,899	$5,398,914
Commissions-Health	167,048	300,058	363,644	574,885
Partnership fees and other	490,473	421,002	985,071	768,162
Total commissions and fees revenue	4,733,222	4,291,737	9,111,614	6,741,961

Life insurance commission revenue increased $505,000, or 14%, for the quarter  and $2.4 million, or 44% for the year to date, primarily as a result of telephone sales in our new Life Quotes division, which was acquired on May 7, 2004.  Health insurance commission revenue decreased $133,000, or 44% for the quarter and $211,000, or 37% year to date, as we have begun outsourcing this business to third party providers.  Total policies sold for both life and health insurance decreased by 891 in the second quarter of 2005 to 5,192 from 6,083 in the second quarter of 2004, again primarily as a result of the outsourcing of health insurance brokerage operations.  On a year to date basis, total paid policies are 9,702 in 2005, compared to 9,721 in the same period last year, as additional sales of life insurance policies through Life Quotes has offset the decrease in sales of health insurance policies.  Fees from strategic partners who provide outsourced services for other lines of insurance, primarily auto and health, decreased $36,000, or 7%, during the second quarter when compared with the revenue generated in the comparable period in 2004, and declined less than one percentage point in the year to date period, as a result of lower traffic at our web site.

Expenses

Selling and Marketing.  Selling and marketing expenses decreased $622,000, or 31%, to a total of $1.4 million for the second quarter of 2005, as compared to expenses in the same quarter of last year.  We intentionally decreased our advertising costs in the second quarter, as we found that we were generating more telephone leads than our agents could efficiently handle.  As a result, selling and marketing expenses have dropped as a percentage of revenue from 47% to 29% in the second quarter of 2005, when compared with the comparable period in 2004.  On a year to date basis, marketing expenses were essentially unchanged in 2005 from the level of expense in 2004.  However, marketing expenses did decline to 37% of revenue in 2005, compared to 50% in the first six months of 2004.

Operations.   Operations expenses decreased $110,000 in the second quarter of 2005, primarily due to a reduction in head count in the Life Quotes operation.  Year to date, operations expenses increased $856,000, or 31%, due to the fact that we had the Life Quotes operation for the full year in 2005, but only since May 7 in 2004.  Operations expenses for the Life Quotes call center were $959,000 for the first quarter, accounting for the increase.

General and Administrative.  General and administrative costs increased $112,000, or 14%, in the second quarter, and increased $302,000, or 19% on a year to date basis, when compared to the same periods in the prior year. Higher costs for insurance and property taxes on the Life Quotes building accounted for most of the increase.

Depreciation and Amortization.  Depreciation and amortization charges decreased $104,000 in the second quarter and $73,000 year to date, when compared to the results in the comparable periods in 2004.  The expenses for 2004 included $119,000 of amortization in the second quarter and $239,000 year to date resulting from the 2001 acquisition of certain intangible assets of Insurance News Network, LLC.  Those intangibles assets have since been fully amortized.

Interest Income - Net

Net interest income increased $57,000 in the second quarter of 2005, as compared to the second quarter of 2004. In 2004, we decreased our investment portfolio significantly in order to fund the Life Quotes acquisition.  This resulted in interest income of only $47,000, compared to $65,000 in 2005.  Additionally, the results for the second quarter of 2004 included interest expense of $39,000, which resulted from a short term loan that was taken to fund a portion of the Life Quotes acquisition.  This loan was repaid in August 2004, when we completed the sale of common stock to Zions Bancorporation.  As a result, there was no interest expense in 2005.

Income Taxes (Credit)

We had no income tax credit for 2005 and 2004 due to valuation allowances provided against net deferred tax assets.

Net Result

Higher revenue and reduced selling and marketing expenses in the quarter ended June 30, 2005 helped the Company archive a net profit of $431,000 for the quarter.  However, the reduction in selling and marketing expenses may result in lower revenue and profit in subsequent quarters.  Investors are therefore cautioned not to conclude that the Company will be able to sustain a level of net profits in the third and fourth quarters of 2005 consistent with that of the second quarter.

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

Cash provided by operating activities was approximately $450,000 for the first six months of 2005, compared with cash used by operating activities of $42,000 for the same period in 2004.  In 2005, non-cash expenses for depreciation and amortization were more than enough to offset the net loss for the period.  Cash was also provided by the net collection of commissions receivable and a reduction of other assets.  These items more than offset the cash that was used to pay down accounts payable and accrued liabilities.  During the first six months of 2004, non cash charges and the net collection of commissions receivable were not enough to offset the net loss.

Cash used by investing activities was $661,000 in the first six months of 2005, consisting of the purchase of fixed assets and the purchase of invested assets.  During the first six months of 2004, cash used for the Life Quotes acquisition exceeded cash provided by the sale of investments, resulting in a net use of cash from investing activities.

There were no financing transactions during the first six months of 2005.  Cash was provided by financing activities during the first six months of 2004, primarily from the proceeds of a note payable that was issued to provide a portion of the funds used in the Life Quotes acquisition.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of June 30, 2005.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$424,136	$281,754	$142,382	—	—

Factors That May Affect Our Future Operating Results

Risks Related to Our Business

Our insurance brokerage business has not generally been profitable and may not become or remain profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2004 and the quarter ended March 31, 2005.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2004 in order to achieve profitability.  Even though we achieved profitability for the second quarter of 2005, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because 83% of our 2004 revenues were derived from the sale of term life insurance

For the year ended December 31, 2004 and the six months ended June 30, 2005, approximately 83% and 85%, respectively, of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to sustain profitability.

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

Our strategic relationships and agreements may not generate a material amount of revenues for us

As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites.  During 2004 and the first six months of 2005, we generated fee revenues totaling $1.6 million and $985,000, respectively, from these sources.  Most of these strategic agreements permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future.  If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote.  For the year ended December 31, 2004, we paid $3,500 in such cash rewards, and have paid $500 in such awards so far in 2005.  If our quotes or those of third-party services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $2.9 million for the year ended December 31, 2004, and $1.3 million for the six months ended June 30, 2005.

The insurance industry has come under a significant level of scrutiny by various regulatory bodies with respect to contingent commission arrangements and other matters.  The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements, which compensate brokers for distribution and other services provided to insurance carriers.  Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements.  It appears that these investigations could have far-reaching consequences in the insurance industry.  For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd. Aon Corporation and Arthur J. Gallagher, four of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions.  Certain of these brokerage firms have recently entered into agreements with various regulators and attorneys general to resolve issues related to investigations of those firms.  In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or what effect, if any, it will have on our operations.  We continue to monitor the situation.

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

Our business assumes the continued dependability of the Internet infrastructure

Our success will depend upon the development and maintenance of the Internet’s infrastructure to cope with its significant growth and increased traffic.  This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services.  The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face outages and delays in the future.  Outages and delays are likely to cause a loss of business by affecting the level of Internet usage and the processing of insurance quotes and application requests made through our Web site.  We are unlikely to make up for this loss of business.

Risks Related to Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of August 5, 2005, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.2% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.9% of our outstanding common stock, and Zions Bancorporation controlled 32.2% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 271,593 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

Furthermore, as of August 5, 2005, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including

Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $167,369 at June 30, 2005, and $147,317 at December 31, 2004.

We did not hold any derivative financial instruments as of June 30, 2005, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

At the Annual Meeting, held on May 19, 2005 stockholders voted to re-elect Robert S. Bland, Timothy F. Shannon and William V. Thoms to our board of directors.  Mr. Bland received 7,031,288 votes for his election, no votes against, 273,568 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Shannon received 7,030,455 votes for his election, no votes against, 274,401 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Thoms received 7,032,288 votes for his election, no votes against, 272,568 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005.  There were 7,185,389 votes cast for this proposal, 118,934 votes cast against, 533 votes withheld, no abstentions and no broker non-votes.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a).Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Section 302
31.2	Statement of Chief Financial Officer Pursuant to Section 302
32.1	Statement of Chief Executive Officer Pursuant to Section 1350
32.2	Statement of Chief Financial Officer Pursuant to Section 1350
99.1	Employment Contract of Eric Bergquist, Chief Information Officer
99.2	Employment Contract of Brian Gibson, Vice President of Sales, Life Quotes Division

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUOTESMITH.COM, INC.
Date: August 5, 2005
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)