Form 10-Q
period 2005-09-30
QUOTESMITH COM INC
filed 2005-11-14
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

QUOTESMITH.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102

Darien, Illinois 60561

(Address of principal executive offices)(Zip Code)

(630)515-0170

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,329,368 shares of the registrant’s common stock, net of treasury shares, were outstanding as of November 4, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Cash and cash equivalents	$923,674	$1,355,970
Fixed maturity investments – available for sale at fair value	2,996,470	1,975,330
Commissions receivable, less allowances (2005 – $451,000; 2004 – $482,000)	2,644,331	2,735,984
Other assets	313,015	300,277
Total current assets	6,877,490	6,367,561
Fixed maturity investments-available for sale at fair value	5,410,325	5,998,345
Land	830,000	830,000
Building, less accumulated depreciation (2005 – $165,000; 2004 – $78,000)	4,504,604	4,592,167
Furniture, equipment, and computer software at cost, less accumulated depreciation (2005 –$3,380,000; 2004 – $3,194,000)	460,592	476,113
Intangible assets at cost, less accumulated amortization (2005 – $886,000; 2004 – $428,000)	3,240,705	3,699,050
Goodwill	6,867,470	6,879,986

Total assets	$28,191,186	$28,843,222

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,264,027	$1,227,683

Total liabilities	1,264,027	1,227,683

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,814,067	76,814,067
Retained-earnings deficit	(45,946,254)	(45,290,292)
Treasury stock at cost: 2,359,341 shares	(3,793,985)	(3,793,985)
Accumulated other comprehensive loss	(175,735)	(143,317)
Total stockholders’ equity	26,927,159	27,615,539
Total liabilities and stockholders’ equity	$28,191,186	$28,843,222

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$4,077,380	$4,713,555	$13,188,994	$11,455,515
Other	1,137	—	6,976	5,837
Total revenues	4,078,517	4,713,555	13,195,970	11,461,352
Expenses:
Selling and marketing	1,579,797	1,847,905	4,939,144	5,208,056
Operations	1,900,587	1,988,613	5,534,180	4,766,391
General and administrative	993,301	736,522	2,844,083	2,285,802
Depreciation and amortization	237,311	379,416	731,406	946,315
Total expenses	4,710,996	4,952,456	14,048,813	13,206,564
Operating income (loss)	(632,479)	(238,901)	(852,843)	(1,745,212)
Interest income (net)	71,112	(8,987)	196,881	84,971
Realized losses on sale of securities	—	—	—	(45,428)

Net income (loss)	$(561,367)	$(247,888)	$(655,962)	$(1,705,669)
Net income (loss) per common share, basic and diluted	$(0.08)	$(0.04)	$(0.09)	(0.32)
Weighted average common shares and equivalents outstanding:
basic	7,329,368	6,141,389	7,329,368	5,355,542
diluted	7,329,368	6,141,389	7,329,368	5,355,542

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2004:
Balance at January 1	7,317,573	$21,953	$64,075,686	$(43,468,855)	$(3,793,985)	$(69,184)	$16,765,615
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
• Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
• exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	29,066	76,814,067	(45,290,292)	(3,793,985)	(143,317)	27,615,539
2005:
Nine months ended September 30, 2005 (unaudited)
Net loss	—	—	—	(655,962)	—	—	(655,962)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(32,418)	(32,418)
Total comprehensive loss							(688,380)
Balance at September 30, 2005 (unaudited)	9,688,709	$29,066	$76,814,067	$(45,946,254)	$(3,793,985)	$(175,735)	$26,927,159

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net loss	$(655,962)	$(1,705,669)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	273,061	320,938
Amortization	500,953	724,902
Accounts payable and accrued liabilities	36,345	452,967
Commissions receivable	104,169	(146,117)
Other assets	(12,738)	(110,284)
Net cash provided (used) by operating activities	245,828	(463,263)

Cash flows from investing activities:
Purchases of investments	(1,508,147)	(5,048,378)
Purchase of selected net assets of Life Quotes	—	(18,696,770)
Proceeds of maturities of investments	1,000,000	—
Proceeds of sales of investments	—	11,935,876
Purchase of furniture, equipment and computer software	(169,977)	(68,342)
Net cash used by investing activities	(678,124)	(11,877,614)

Cash flows from financing activities:
Issuance of common stock	—	12,770,722
Proceeds of note payable	—	6,500,000
Repayment of note payable	—	(6,500,000)
Payment of capital lease obligation	—	(35,018)
Net cash provided by financing activities	—	12,735,704
Net increase (decrease) in cash and cash equivalents	(432,296)	394,827
Cash and cash equivalents at beginning of period	1,355,970	676,728
Cash and cash equivalents at end of period	$923,674	$1,071,555

See accompanying notes.

QUOTESMITH.COM, INC.

NOTES TO FINANCIAL STATEMETS

(Unaudited)

1.  Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes for numerous life insurance products.  The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce, including industry-standard volume based bonus commissions paid by participating life insurance companies.  The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(561,367)	$(247,888)	$(655,962)	$(1,705,669)
Less pro forma stock compensation using fair value method	(32,469)	(32,997)	(144,949)	(106,835)
Pro forma net income (loss)	$(593,836)	$(280,885)	$(800,911)	$(1,812,504)
Pro forma net income (loss) per common share, basic and diluted	$(0.08)	$(0.05)	$(0.11)	$(0.34)

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

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(561,367)	$(247,888)	$(655,962)	$(1,705,669)

Basic shares outstanding	7,329,368	6,141,389	7,329,368	5,355,542
Effect of stock options	0	0	0	0
Diluted potential common shares	7,329,368	6,141,389	7,329,368	5,355,542

Earnings per share, basic and diluted	$(0.08)	$(0.04)	$(0.09)	$(0.32)

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

Nine Months Ended
September 30, 2004

Total Revenues	$15,185,000
Net Income (Loss)	$(1,245,000)
Net Income (Loss) per common share, Basic and diluted	$(0.23)

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

8.  Subsequent Event

On October 31, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program.

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

Overview and Critical Accounting Policies

We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium.  First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts upon the achievement of certain levels of annual production.  Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.  Our revenue recognition accounting policy has been applied to all periods presented in this report.

The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately four months. Any changes in the amount of time between submitted application and revenue recognition, a significant portion of which is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

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

Selling and marketing expenses consist primarily of direct advertising costs.  These costs are expensed in the period the advertising is communicated.

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

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  Bonus commission revenues were $595,000 and $1,867,000 for the three and nine month periods ended September 30, 2005, respectively, and $1,017,000 and $1,882,000 for the three and nine month periods ended September 30, 2004, respectively.

The insurance industry has come under a significant level of scrutiny by various regulatory bodies with respect to contingent commission arrangements and other matters.  The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements, which compensate brokers for distribution and other services provided to insurance carriers.  Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements.  It appears that these investigations could have far-reaching consequences in the insurance industry.  For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd., Aon Corporation and Arthur J. Gallagher, four of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions.  Certain of these brokerage firms have recently entered into agreements with various regulators and attorneys general to resolve issues related to investigations of those firms.  In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of these investigations will affect how insurance brokers will be compensated or what effect, if any, it will have on our operations.  We continue to monitor the situation.

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

Revenues decreased $635,000, or 13%, in the quarter ended September 30, 2005 when compared to revenue in the same quarter of 2004, but increased $1.7 million, or 15%, for the first nine months of 2005 when compared to the first nine months of 2004.  The components of commissions and fees revenue are as follows:

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Commissions -Life	$3,560,938	$3,992,120	$11,323,837	$9,391,034
Commissions-Health	131,778	252,261	495,422	827,145
Partnership fees and other	384,664	469,174	1,369,735	1,237,336
Total commissions and fees revenue	4,077,380	4,713,555	13,188,944	11,455,515

Life insurance commission revenue decreased $431,000, or 11%, for the quarter as a result primarily of lower advertising spending in the second quarter of 2005 as well as worse than expected performance from our Life Quotes telephone sales division during 2005.  Life insurance commission revenue increased $1.9 million, or 21% for the year to date, primarily as a result of telephone sales in the Life Quotes telephone sales division, which was acquired on May 7, 2004.  Health insurance commission revenue decreased $120,000, or 48% for the quarter and $332,000, or 40% year to date, as we have begun outsourcing this business to third party providers.  Total policies sold for both life and health insurance decreased by 1,705 in the third quarter of 2005 to 3,970 from 5,675 in the third quarter of 2004, again primarily as a result of lower advertising in second quarter of 2005, worse than expected performance from our Life Quotes telephone sales division during 2005 and the outsourcing of health insurance brokerage operations.  On a year to date basis, total paid policies are 13,674 in 2005, compared to 15,477 in the same period last year.  Fees from strategic partners who provide outsourced services for other lines of insurance, primarily auto and health, decreased $85,000, or 18%, during the third quarter when compared with the revenue generated in the comparable period in 2004, but increased $132,000, or 11%, for the nine months ended September 30, 2005, compared to the comparable period in 2004.

Expenses

Selling and Marketing.  Selling and marketing expenses decreased $268,000, or 15%, to a total of $1.6 million for the third quarter of 2005, as compared to expenses in the same quarter of last year.  We intentionally decreased our advertising costs in the second and third quarters of 2005, as we found that we were generating more telephone leads than our agents could efficiently handle.  On a year to date basis, marketing expenses declined $269,000, or 5%, in 2005 from the level of expense in 2004.  However, marketing expenses did decline to 37% of revenue in 2005, compared to 45% in the first nine months of 2004.

Operations.   Operations expenses decreased $88,000, or 4%, in the third quarter of 2005, but  increased $768,000, or 16%, on a year to date basis, due to the fact that we had the Life Quotes operation for the full year in 2005, but only since May 7 in 2004.  Operations expenses for the Life Quotes call center were $959,000 for the first quarter, accounting for the increase.

General and Administrative.  General and administrative costs increased $257,000, or 35%, in the third quarter, and increased $558,000, or 24% on a year to date basis, when compared to the same periods in the prior year. Higher costs for insurance and property taxes on the Life Quotes building, along with higher legal fees, accounted for most of the increase.

Depreciation and Amortization.  Depreciation and amortization charges decreased $142,000 in the third quarter and $215,000 year to date, when compared to the results in the comparable periods in 2004.  The expenses for 2004 included $119,000 of amortization in the third quarter and $358,000 year to date resulting from the 2001 acquisition of certain intangible assets of Insurance News Network, LLC.  Those intangibles assets have since been fully amortized.

Interest Income - Net

Net interest income increased $80,000 in the third quarter of 2005, as compared to the third quarter of 2004. In 2004, we decreased our investment portfolio significantly in order to fund the Life Quotes acquisition.  This resulted in interest income of only $32,000, compared to $71,000 in 2005.  Additionally, the results for the third quarter of 2004 included interest expense of $41,000, which resulted from a short term loan that was taken to fund a portion of the Life Quotes acquisition.  This loan was repaid in August 2004, when we completed the sale of common stock to Zions Bancorporation.  As a result, there was no interest expense in 2005.

Income Taxes (Credit)

We had no income tax credit for 2005 and 2004 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, the Company announced that its Board of Directors has authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program.

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

Cash provided by operating activities was approximately $246,000 for the first nine months of 2005, compared with cash used by operating activities of $463,000 for the same period in 2004.  In 2005, non-cash expenses for depreciation and amortization were more than enough to offset the net loss for the period.  Cash was also provided by the net collection of commissions receivable.  During the first six months of 2004, non-cash charges and the net collection of commissions receivable were not enough to offset the net loss.

Cash used by investing activities was $678,000 in the first nine months of 2005, consisting of the purchase of fixed assets and the purchase of invested assets in excess of the maturities of invested assets.  During the first nine months of 2004, cash used for the Life Quotes acquisition exceeded cash provided by the sale of investments, resulting in a net use of cash from investing activities.

There were no financing transactions during the first nine months of 2005.  Cash was provided by financing activities during the first nine months of 2004, primarily from the issuance of common stock that was issued to provide a portion of the funds used in the Life Quotes acquisition.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of September 30, 2005.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$354,451	$283,260	$71,191	—	—

Factors That May Affect Our Future Operating Results

Risks Related to Our Business

Our insurance brokerage business has not generally been profitable and may not become or remain profitable in the future, even with the new telephone sales and fulfillment facility

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2004 and for the nine months ended September 30, 2005.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2004 and in the first nine months of 2005 in order to achieve profitability.

If the term life insurance industry declines, our business will suffer because 83% of our 2004 revenues were derived from the sale of term life insurance

For the year ended December 31, 2004 and the nine months ended September 30, 2005, approximately 83% and 86%, respectively, of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to sustain profitability.

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

We expect to continue to experience significant fluctuations in our quarterly results, which makes it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in our stock price

Our quarterly revenues and operating results have fluctuated widely in the past and may continue to fluctuate widely in the future.  Causes of these fluctuations could or have included, among other factors:

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

Our strategic relationships and agreements may not generate a material amount of revenues for us

As part of our marketing strategy, we have entered into certain strategic relationships and agreements with third-party Web sites and companies in order to increase the realized revenue from visitors to our Web sites.  During 2004 and the first nine months of 2005, we generated fee revenues totaling $1.6 million and $1.4 million, respectively, from these sources.  Most of these strategic agreements permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future.  If our strategic relationships and agreements do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote.  For the year ended December 31, 2004, we paid $3,500 in such cash rewards, and have paid $1,000 in such awards so far in 2005.  If our quotes or those of third-party services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

The former owner of Life Quotes has a limited non-competition agreement with us

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $2.9 million for the year ended December 31, 2004, and $1.9 million for the nine months ended September 30, 2005.

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

If we become subject to legal liability for the information we distribute on our Web site or communicate to our customers, our business could be harmed

Our customers rely upon information we provide regarding insurance quotes, coverage, exclusions, limitations and ratings.  To the extent that the information we provide is not accurate, we could be liable for damages to both consumers and insurance companies.  These types of claims have been brought, sometimes successfully, against agents, online services and print publications in the past.  These types of claims could be time-consuming and expensive to defend, divert management’s attention, and could cause consumers to lose confidence in our service.  As a result, these types of claims, whether or not successful, could harm our business, financial condition and results of operations.

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

Risks Related to Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of November 4, 2005, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.2% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.8% of our outstanding common stock, and Zions Bancorporation controlled 32.2% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 304,593 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

•                  increase the authorized number of shares of our stock;

•                  enter into any registration rights agreement;

•                  repurchase or redeem any of our securities other than on a pro rate basis;

•                  (i) merge, combine or consolidate with, or agree to merge, combine or consolidate with any entity, (ii) purchase, or agree to purchase, all or substantially all of the securities of any entity, or (iii) purchase, or agree to purchase, all or substantially all of the assets and properties of, or otherwise acquire, or agree to acquire, all or any portion of, any entity, in each case, for consideration in an amount, which when combined with all other such transactions in a fiscal year, exceeds $5,000,000;

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

•                  amend or propose to amend our charter or bylaws;

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

Furthermore, as of November 4, 2005, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $176,000 at September 30, 2005, and $143,000 at December 31, 2004.

We did not hold any derivative financial instruments as of September 30, 2005, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 4, 2005
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)