Form 10-K
period 2005-12-31
QUOTESMITH COM INC
filed 2006-03-15
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File No. 000-26781

QUOTESMITH.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3299423
State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

8205 South Cass Avenue, Suite 102
Darien, Illinois 60561
(630) 515-0170
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $.003 par value

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Aggregate market value of the Registrant’s voting stock held by non-affiliates on March 9, 2006, based on the closing price of said stock on the Nasdaq SmallCap Market on such date, was $6,270,501.

As of March 9, 2006, 7,317,443 shares of the Registrant’s Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2006, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K  includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2006 and beyond. Actual events may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

•       our ability to achieve or sustain profitability;

•       demand for life insurance;

•       significant fluctuations in our quarterly results;

•       our ability to develop our brand recognition;

•       our number of agency contracts;

•       our ability to generate revenue from the sale of Internet leads for lines of insurance other than life;

•       our ability to successfully consolidate our call center operations;

•       the length of time it takes to sell our building in Colorado, and the ultimate price realized from that sale;

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

See the section of this Annual Report on Form 10-K entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to “we,” “us,” “our,” “Quotesmith,” and the “Company” refer to Quotesmith.com, Inc. and its subsidiaries. The information contained on our Web sites, or Web sites that are linked to our Web sites, is specifically not incorporated herein by reference.

ITEM 1.                BUSINESS

Overview

We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 60 life insurance companies. We use this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care, health and travel insurance through various third parties. We generate revenues from the receipt of commissions and fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using commissioned and non-commissioned personnel and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

For the nine-year period ended December 31, 2005, we have spent a total of $70.7 million in direct-to-consumer advertising and have sold approximately 171,000 new policies.

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

As a result of the shortcomings inherent in the online lead referral and single company approaches, we have developed a large-scale, comprehensive and unbiased Internet-based insurance service. Self-directed consumers will likely be attracted to the broadest selection of insurance companies and a compelling value proposition based upon price, time and transaction fulfillment.

The Quotesmith.com Solution

We believe that Quotesmith.com provides the most comprehensive Internet-based insurance service available. Our Insure.com website enables consumers to obtain instant quotes from over 60 life insurance companies and provides access to quotes for several different insurance products, including health, auto and home insurance, through third parties. Customers who prefer an offline experience can receive comparative life insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers with insurance-related information and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete “quote-to-policy-delivery” insurance solution.

We believe we have created a model that addresses the challenges faced by traditional insurance distribution methods in a manner that offers significant benefits to both consumers and insurance companies. Our model allows consumers to:

•       research and become informed about insurance coverage issues;

•       efficiently search for, analyze and compare insurance products;

•       quickly request and obtain insurance quotes, either online or by phone; and

•       easily select and purchase insurance from the insurance company of their choice.

Our solution provides the following principal advantages to both consumers and insurance companies:

Comprehensive Source of Insurance Information and Products.   Using our easy-to-navigate web site, consumers can access insurance-related information, and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from over 60 life insurance companies, and access to quotes from third parties for several other types of insurance including private passenger automobile, dental, individual and family medical, long-term care, disability and small group medical. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

Guaranteed-Accurate Instant Quotes.   Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. This database serves both the Internet shopper as well as the customer receiving quotes over the phone from a licensed customer service representative. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases with information obtained directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we will provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we will provide the lowest price quote available with respect to term life insurance policies. We believe these Quotesmith.com guarantees are unmatched by any competitor.

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

Convenience.   Consumers who use our services no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies’ policies, we provide real time access to a large database of over 60 insurance companies’ products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

Quote to Policy Delivery Support.   Consumers can purchase insurance directly through us. Unlike insurance lead referral services, at Quotesmith.com we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

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

Licensed National Insurance Agency.   Unlike traditional insurance agents who are often only licensed in one or a limited number of states, our Company and/or certain of its employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide. Over a 20-year period, we have established vital information-contributor relationships with over 60 life insurance companies, of which we are currently appointed as an authorized agent by approximately 43 life insurance companies.

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

Our Strategy

Our strategy is to be the leading service for all insurance needs of individuals. The key elements of our strategy include:

Continue to Build the Insure.com Brand.   We will continue to pursue a cost-effective marketing strategy designed to promote our Insure.com brand and consumer awareness of the benefits of researching and buying insurance through us.

Continue  to provide the customer with the ability to receive life insurance quotes and buy either online or through a telephone based sales staff.   During the last quarter of 2002 and the first quarter of 2003, we launched our proprietary online application technology for most of our term life insurance offerings. While providing a very efficient and cost effective method of fulfillment, it is our belief that not providing a personal, telephone based option for customers restricted the number of sales we could make to potential buyers. In May 2004, we acquired selected assets of Life Quotes, and now provide a telephone-based complement to our online sales model for term life insurance.

Continue to generate revenue from the sale of non-life insurance Internet leads.   Our Website attracts visitors who are interested in information about lines of insurance other than life insurance. We provide this information through our library of articles and with various insurance tools. We also provide these visitors with access to quotes for insurance other than life by directing them to the Websites of various third parties, for which we receive a fee.

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

Our Business Model

We have created a model that enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. Even if the customer prefers to transact this business by phone, our database provides instant quotes from our database of over 60 life insurance companies, and our online application technology provides an efficient order entry platform. We provide a complete “quote-to-policy-delivery” insurance solution. Our model:

•       allows consumers to specify the desired coverage and indicate their personal medical conditions to generate appropriate individualized quotes;

•       allows consumers to indicate a range of substitutability among insurance companies and policy features

•  for example, consumers may want to purchase insurance from a company rated “A” or better by A.M. Best;

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

Initial Information Evaluation.   Consumers visit our user-friendly web site or speak with a licensed insurance professional to access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and financial stability ratings of over 60 life insurance companies. To help consumers understand the underwriting process, our web site provides information and helpful tips on how the underwriting process works.

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

Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our technology and do not currently sell banner advertising at our  Insure.com web site.

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

•       Private passenger automobile.   This provides collision and liability insurance to individuals for private cars and vehicles. We provide an auto insurance price comparison service using third-party technology.

•       Homeowner’s.   This provides insurance against fire and other perils for personal residences. We provide this service using third-party technology.

•       Dental.   This currently includes fixed discount plans, although we have, in the past, offered traditional indemnity plans. We provide this service using third-party technology.

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

•       “No-exam” life.   This provides insurance for persons who want life insurance coverage without a paramedical examination. We offer instant quotes using our own, as well as third party, technology.

•       Renters Insurance.   This provides insurance against the perils of fire, theft and windstorm for renters. We provide instant quotes using third party technology.

We constantly evaluate our offerings based on a number of factors, including market acceptance and profitability. We may decide to add or delete lines of coverage at any time.

Technology

Proprietary Insurance Information Databases.   We maintain a proprietary database of premium rates and policy coverage information from over 60 life insurance companies. We do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody’s, Standard & Poor’s and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make hundreds of changes to our insurance database.

Technology Systems.   Our systems for processing quotes and purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Agents and customer service representatives equipped with online computer terminals can access a customer’s account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We have internally developed and enhanced our proprietary programs over a period of 20 years using scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

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

Our marketing strategy is to promote our brand and attract self-directed consumers to our web sites. Our marketing initiatives include:

•       using direct response print advertisements placed primarily in financially oriented magazines and newspapers;

•       advertising via radio, television and direct mail; and

•       entering into strategic relationships with other financial services and general purpose web sites to increase our access to online consumers.

Material Strategic Relationships and Agreements

We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 12% of total revenue for the year ended December 31, 2005.

Competition

We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services online.

We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote-to-policy-delivery insurance services, instant quotes from over 60 life insurance companies and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote-to-policy-delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

We believe that the principal competitive factors in our markets are price, brand recognition, web site useability, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. Several of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than we can for developing Web sites and systems, marketing and promotional campaigns, attracting traffic to their Web sites and attracting and retaining key employees.

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

On November 11, 2004, we announced that we had received a subpoena requesting documents and seeking information from the State of Illinois Department of Financial and Professional Regulation, Division of Insurance. This action is related to investigations by regulatory bodies, including state insurance departments, of certain contingent commission arrangements between insurance brokers and insurance companies. We have cooperated fully with the Illinois Division of Insurance. Given the apparent widening of this regulatory probe within the insurance brokerage sector, combined with the fact that we are regulated by the insurance departments of every state, we may receive additional subpoenas and information requests of this nature going forward. We intend to respond fully and completely to such information requests by any regulator or government entity. We cannot assure you what the result of this investigation will be or what effect, if any, it will have on our financial performance or results of operations.

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

Further, we are subject to various federal laws and regulations affecting matters such as pensions, age and sex discrimination, financial services, securities and taxation. Congress recently passed legislation that provides for national licensing of insurance agents and brokers. The legislation provides an impetus for states to enact uniform laws and regulations governing licensing of individuals and entities authorized to sell and solicit the purchase of insurance, as well as reciprocity laws and regulations governing the licensing of non-resident individuals. This legislation and other future federal or state legislation could result in increased regulation of our business.

The future regulation of insurance sales via the Internet as a part of the new and rapidly growing electronic commerce business sector is unclear. We believe that we are currently in compliance with all current regulations. However, if additional state or federal regulations are adopted, they may have an adverse impact on us.

Employees

As of December 31, 2005, we had 99 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Item 1A.     Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2005. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2005 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because 85% of our 2005 revenues were derived from the sale of term life insurance

For the year ended December 31, 2005, approximately 85% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

In addition, we have a very long revenue cycle for term life insurance. The time from the date the application is requested by the customer until revenue is recorded averages over three months. As a result, substantial portions of our expenses, including selling and marketing expenses, are incurred and recorded in the financial statements well in advance of potential matching revenue generation. If revenues do not meet our expectations as a result of these selling and marketing expenses, our results of operations will be negatively affected.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site. We generated fee revenues totaling $2.0 and $1.6 million from these sources in 2005 and 2004, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we are unable to successfully and cost effectively consolidate our call center operation, our business could be harmed

On February 1, 2006, we announced that we were consolidating our call center operations by closing our Colorado call center and performing all telephone sales and service activities in our Darien, Illinois home office call center. If we are unable to successfully provide these services  or if the projected annual saving are not realized, our business could be harmed.

If we are unable to sell our building in Colorado for a price at or above book value and within a reasonable period of time, our business could be harmed

On February 1, 2006, in connection with our announced closing of our Colorado call center, we also announced our intention to sell the building that housed the Colorado call center. Located in Evergreen, Colorado, that building was acquired as part of the 2004 acquisition of certain assets of the former Life Quotes, Inc., and had a book value of $5.3 million as of December 31, 2005. If we are unable to sell that property at a price at or above the book value within a reasonable period of time, our business could be harmed.

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

If our insurance quotes are inaccurate and we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. For the year ended December 31, 2003, we paid $8,500, for the year ended December 31, 2004, we paid $3,500 and for the year ended December 31, 2005, we paid $1,000 in such cash rewards. If our quotes or those of services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $2.3 million for the year ended December 31, 2005, $2.9 million for the year ended December 31, 2004, and $0.8 million for the year ended December 31, 2003.

The insurance industry has come under a significant level of scrutiny by various regulatory bodies with respect to contingent commission arrangements and other matters. The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements, which compensate brokers for distribution and other services provided to insurance carriers. Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements. It appears that these investigations could have far-reaching consequences in the insurance industry. For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd., Aon Corporation and Arthur J. Gallagher, four of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions. Certain of these brokerage firms have entered into agreements with various regulators and attorneys general to resolve issues related to investigations of those firms. In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

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

Due to the complexity, periodic modification and differing statutory interpretations of these laws, we may not have always been and we may not always be in compliance with all these laws. In addition, we have at times been subject to regulatory action for failing to comply with these laws. Failure to comply with these numerous laws in the future could result in fines, additional licensing requirements or the revocation of our license in the particular jurisdiction. These penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory action against us turn out to be false, negative publicity relating to any allegations could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could harm our business.

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

In addition, because we are appointed as an agent for only 43 of the over 60 life insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of March 9, 2006, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 31.3% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.8% of our outstanding common stock, and Zions Bancorporation controlled 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•       authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 277,260 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

We recorded goodwill in the amount of $6.9 million as a result of our 2004 purchase of assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. We did take note of such indicators during the fourth quarter of 2005. These indicators included declining revenues from life insurance sales and a drop in the market price of our common stock. An impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

During 2006, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge would be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

Our common stock is currently trading at low prices, which could further reduce the liquidity of the market for, and the price of our common stock

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

Furthermore, as of March 9, 2006, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 1B.     Unresolved Staff Comments

Not applicable.

ITEM 2.     Properties

Our executive, administrative and operating offices are located in approximately 19,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2006. We believe that suitable office space will be available on commercially reasonable terms when our lease expires. We also own a 43,000 square foot office building in Evergreen, Colorado, that was one of the assets acquired in the May 2004 Life Quotes transaction. This building is currently being offered for sale and/or lease.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

All common stock and per share information in this annual report have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective on March 7, 2001.

Market Information.   Our common stock began trading on the Nasdaq National Market under the symbol “QUOT” on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, retaining its existing symbol, QUOT. As of March 15, 2006 the approximate number of record holders of our common stock was 1,200. The last sale price of our common stock on March 9, 2006 was $3.00. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq SmallCap Market, as applicable.

	High_	Low
2005:
First Quarter	$5.49	$4.80
Second Quarter	4.84	3.53
Third Quarter	5.42	3.31
Fourth Quarter	3.58	2.17
2004:
First Quarter	$6.00	$4.92
Second Quarter	6.70	5.47
Third Quarter	6.00	5.00
Fourth Quarter	6.10	4.95

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

Issuer purchases of equity securities.   On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock. Following is information concerning the results of that program during 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs
October 31 through November 30, 2005	5,075	$2.78	5,075	644,925
December 1 through December 31, 2005	2,400	$2.75	7,475	642,525
Total	7,475	$2.77	7,475	642,525

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(inthousands, except per share data)
Statement of Operations Data:
Revenues	$17,101	$15,910	$9,737	$10,777	$8,851
Expenses:
Selling and marketing	6,541	6,866	4,735	2,912	7,052
Operations	7,275	6,531	3,034	7,032	5,366
General and administrative	3,764	3,148	2,656	2,513	3,343
Depreciation and amortization	973	1,279	1,053	1,405	798
Impairment of goodwill	3,750	—	—	—	—
Total expenses	22,303	17,824	11,478	13,862	16,559
Operating loss	(5,202)	(1,914)	(1,741)	(3,085)	(7,708)
Interest income, net	276	138	368	359	1,075
Realized gain (loss) on sale of securities	—	(45)	92	—	—
Net loss	$(4,926)	$(1,821)	$(1,281)	$(2,726)	$(6,633)
Basic and diluted net loss per share	$(0.67)	$(0.31)	$(0.26)	$(0.55)	$(1.22)
Weighted average common shares and equivalents outstanding, basic and diluted	7,329	5,851	4,917	4,964	5,441

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$747	$1,356	$677	$1,640	$4,033
Working capital	7,190	5,140	5,607	10,485	18,514
Total assets	24,055	28,843	17,526	19,559	23,000
Long-term liabilities	—	—	—	35	84
Total liabilities	1,441	1,228	760	1,464	1,085
Total stockholders’ equity	22,614	27,615	16,766	18,095	21,915

	Year Ended December 31,
	2005	2004	2003	2002	2001
Selected Operating Statistics:
Policies sold
Term life	16,845	17,485	11,011	16,498	16,915
Health and other	315	3,236	4,845	4,753	3,367
Total policies sold	17,160	20,721	15,856	21,251	20,282

Selected Quarterly Operating Results

The following tables set forth unaudited quarterly statements of operations data for 2005 and 2004. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2005
Revenues	$4,381	$4,737	$4,079	$3,905
Expenses:
Selling and marketing	1,982	1,378	1,580	1,602
Operations	1,786	1,848	1,901	1,740
General and administrative	945	905	993	921
Depreciation and amortization	254	240	237	241
Impairment of goodwill	—	—	—	3,750
Total expenses	4,967	4,371	4,711	8,254
Operating income (loss)	(586)	366	(632)	(4,349)
Interest income	61	65	71	79
Net income (loss)	$(525)	$431	$(561)	$(4,270)
Net income (loss) per share basic and diluted	$(0.07)	$0.06	$(0.08)	$(0.58)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2004
Revenues	$2,452	$4,296	$4,714	$4,449
Expenses:
Selling and marketing	1,360	2,000	1,848	1,658
Operations	820	1,958	1,989	1,765
General and administrative	756	794	737	862
Depreciation and amortization	222	344	379	333
Total expenses	3,158	5,096	4,953	4,618
Operating loss	(706)	(800)	(239)	(169)
Interest income, net	86	8	(9)	53
Realized gains (losses) on sale of securities	—	(46)	—	—
Net loss	$(620)	$(838)	$(248)	$(116)
Net loss per share basic and diluted	$(0.12)	$(0.17)	$(0.04)	$(0.02)

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Critical Accounting Policies

We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commission revenue on other lines of insurance, primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenues when we receive notification from the insurance company of the bonus due to us. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads for lines of insurance other than life insurance to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to us. Our revenue recognition accounting policy has been applied to all periods presented in this report.

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

Intangible assets acquired in 2001 in the acquisition of Insurance News Network, LLC were amortized on a straight-line basis over three years. These assets were fully amortized as of December 31, 2004.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a drop in the market price of its common stock. Our annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determination of fair value and the impairment are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. Bonus commission revenues were $2.3 million for the year ended December 31, 2005, and $2.9 million for the year ended December 31, 2004.

The insurance industry has come under a significant level of scrutiny by various regulatory bodies with respect to contingent commission arrangements and other matters. The New York Attorney General has issued subpoenas to numerous insurance brokers related to an inquiry into market service agreements and other similar agreements, which compensate brokers for distribution and other services provided to insurance carriers. Additionally, some state regulators are also investigating these types of agreements, and we have received a subpoena from the Illinois Department of Financial and Professional Regulation, Division of Insurance, seeking information regarding these types of arrangements. It appears that these investigations could have far-reaching consequences in the insurance industry. For example, Marsh & McLennan Companies, Inc., Willis Group Holdings Ltd., Aon Corporation and Arthur J. Gallagher, four of the largest insurance brokerage firms in the industry, have each announced that they will no longer accept contingent commissions. Certain of these brokerage firms have entered into agreements with various regulators and attorneys general to resolve issues related to investigations of those firms. In addition, the departments of insurance for various states have proposed new regulations, and other state insurance departments have indicated that they will propose new regulations, that address contingent commission arrangements, including prohibitions involving the payment of money by insurance carriers in return for steering business and enhanced disclosure of contingent commission arrangements to insureds. On December 29, 2004, the National Association of Insurance Commissioners announced that it has proposed model legislation to implement new disclosure requirements related to broker compensation arrangements.

We cannot predict how the outcome of this investigation will affect how insurance brokers will be compensated or contingent commissions in the insurance brokerage industry or what effect, if any, it will have on our operations. We will continue to monitor the situation.

Subsequent Event

On February 1, 2006, we announced that we were consolidating our call center operations by closing our Colorado call center. Approximately 35 sales and service jobs at the Colorado facility were eliminated and all telephone sales and service activities have been consolidated into the Company’s Darien, IL home office call center effective February 1, 2006. First quarter 2006 expenses related to the closing are estimated to be approximately $200,000. The office building owned by the Company in Colorado is currently being offered for sale and for lease.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Revenues increased $1.2 million, or 7%, to $17.1 million in 2005 from $15.9 million in 2004. The components of revenue are as follows:

	Year ended December 31,
	2005	2004
Revenues:
Commissions -Life	$14,456,897	$13,220,872
Commissions-Health	614,648	1,046,580
Sales of non-life insurance leads	2,022,787	1,626,179
Other revenue	6,976	16,361
Total revenue	17,101,308	15,909,992

Life insurance commissions increased $1.2 million, or 9%. Sales of life insurance by telephone increased $3.2 million, primarily due to the May 2004 acquisition of Life Quotes, Inc., which provided us with a phone sales capability. Sales of life insurance at our website declined $2.2 million, as we directed a significant portion of our advertising in 2005 toward supporting the phone sales center. An increase in renewal commission of $200,000 accounted for the remainder of the increase in life insurance commissions. This increase in revenue was achieved despite a drop in the number of life insurance policies sold to 16,845 in 2005 from 17,485 in 2004, a decrease of 4%, as our average total commission per policy sold increased. Commission from health insurance decreased 41% in 2005, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, total health insurance policies sold decreased 90% to 315 in 2005 from 3,236 in 2004. Fees from the sale of internet leads for lines of insurance other than life increased 24% to $2 million in 2005, resulting from higher revenue from the sale of auto insurance traffic as well as new revenue from the sale of health insurance traffic.

Expenses

Selling and Marketing.   Selling and marketing expenses decreased $325,000, or 5%, in 2005 when compared with 2004, to a total of $6.5 million. We intentionally decreased our advertising spending during the second and third quarters of 2005, as we found that we were generating more telephone leads than our agents could efficiently handle. Selling and marketing expenses have dropped to 38% of revenue in 2005, compared with 43% of revenue in 2004.

Operations.   Operations expenses increased 11% to $7.3 million in 2005 from $6.5 million in 2004. The 2005 expenses include a full year of operating the Life Quotes division, while 2004 expenses only include that operation subsequent to the May 2004 acquisition.

General and Administrative.   General and administrative expenses increased 20%, or $617,000, in 2005 to a total of $3.8 million. Increases in legal and accounting fees, as well as higher insurance costs and an increase in property taxes resulting from owning the Life Quotes building for a full year in 2005 accounted for this increase.

Depreciation and amortization.   Depreciation and amortization decreased $306,000 in 2005 when compared to 2004. Full year depreciation on the Life Quotes building and fixed assets, along with amortization of intangibles acquired in the Life Quotes acquisition, resulted in an increase of $240,000 in this category. However, results for 2004 included amortization charges of $438,000 related to intangible assets acquired in the 2001 acquisition of selected assets of Insurance News Network. Those intangible assets were fully amortized in 2004, so there were no similar charges in 2005.

Impairment of goodwill

We recorded goodwill in the amount of $6.9 million in connection with our May 2004 acquisition of certain assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). As discussed earlier, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

Interest Income, Net

Interest income, net was $276,000 in 2005 compared to $138,000 in 2004. The components of interest income are as follows:

	Years ended December 31,
	2005	2004
Interest income	$276,001	$218,968
Interest expense	—	(80,765)
Interest income, net	$276,001	$138,203

Interest income increased due to a larger average portfolio of invested assets and higher interest rates in 2005. There was no debt in 2005.

During 2005, there were no sales of securities, so there were no realized gains or losses. In 2004, there were realized losses of $45,000.

Income Taxes (Credit)

We had no income tax credit for 2005 and 2004 due to valuation allowances provided against net deferred tax assets.

Comparison of Years Ended December 31, 2004 and 2003

Revenues

Revenues increased $6.2 million, or 63%, to $15.9 million in 2004 from $9.7 million in 2003. The components of revenue are as follows:

	Year ended December 31,
	2004	2003
Revenues:
Commissions -Life	$13,220,872	6,947,736
Commissions-Health	1,046,580	1,033,364
Sales of non-life insurance leads	1,626,179	1,736,710
Other revenue	16,361	19,034
Total revenue	15,909,992	9,736,844

Life insurance commissions increased $6.3 million, or 90%, with $5.4 million of the increase resulting from the operations of our new Life Quotes division. Commissions from health insurance increased 1% in 2004. Total life and health insurance policies sold increased 31% to 20,721 in 2004 from 15,856 in 2003. The Life Quotes operation accounted for approximately 6,900 paid policies in 2004. Revenue from the sale of internet leads for lines of insurance other than life decreased 6% to $1.6 million in 2004, resulting from less traffic being directed to partners’ web sites.

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

There were also net realized losses on the sale of securities of $45,000 in 2004. These securities were sold to raise funds for the Life Quotes acquisition. There were net realized gains on the sale of securities of $92,000 in 2003.

Income Taxes (Credit)

We had no income tax credit for 2004 and 2003 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments of $9.1 million at December 31, 2005 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

Our sources of funds will consist primarily of commissions generated from the sale of life insurance products, fee revenue from the sale of leads for other lines of insurance, investment income, and maturity proceeds from our fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment and software.

Cash provided by operating activities was approximately $171,000 in 2005 and $503,000 in 2004, while cash used in operating activities was approximately $770,000 in 2003, as shown in our statements of cash flows included in this report. The increase in cash flow in 2005 and 2004, compared to the amount used in 2003, was primarily a result of the collection of higher revenues.

Cash used for investing activities in 2005 totaled $759,000, consisting of the purchase of fixed income investments in excess of investment maturities of $503,000, and the purchase of fixed assets of $256,000. Cash used for investing activities in 2004 totaled $12.5 million, consisting primarily of the acquisition of Life Quotes. Fixed maturity securities were sold, generating $11.9 million, to help fund the $18.7 million acquisition. The purchase of securities in excess of maturities used $5.5 million of cash. Cash used for investing activities totaling $247,000 in 2003 consisted of the purchase of fixed income investments in excess of investment maturities and sales of $182,000, and the purchase of fixed assets of $65,000.

Cash used for financing activities in 2005 totaled $21,000 and consisted of the repurchase of shares of our common stock. Cash provided by financing activities in 2004 totaled $12.7 million, consisting primarily of the sale of common stock to fund the Life Quotes acquisition. The Company also borrowed and later repaid $6.5 million in connection with the acquisition. Cash provided by financing activities in 2003 resulted from the exercise of employee stock options totaling $103,000, partially offset by payments of a capital lease obligation of $49,000. We did not buy back any shares of our common stock in 2004 or 2003.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2005:

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	290,501	290,501	—	—	—
Purchase obligations	—	—	—	—	—

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

Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. As of December 31, 2005, there were net unrealized losses of $198,098 on those investments. There were net unrealized losses on those investments totaling $143,317 at December 31, 2004.

We did not hold any derivative financial instruments as of December 31, 2005, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

Due to the short term nature of our investments, a 1% increase in interest rates would not decrease the fair market value of our investments by a material amount.

Item 8.                        Financial Statements and Supplementary Data

The financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-17 hereof, and are incorporated in this Item by reference thereto.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A.                Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.               Other Information

Not applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The sections entitled “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders scheduled for May 18, 2006. Information about our executive officers is set forth in Item 4(a) in Part I of this Report.

The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	52	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	53	Executive Vice President , Chief Operating Officer
Phillip A. Perillo	56	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	41	Vice President, Corporate Secretary

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

Item 11.                 Executive Compensation

The sections entitled “Executive Compensation,” excluding the Board Compensation Committee Report and the stock price performance graph, “Management—Director Compensation” and “Management—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders scheduled for May 18, 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The section entitled “Principal Shareholders” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders scheduled for May 19, 2005.

The following table sets forth the following information as of December 31, 2005: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	412,061	$6.71	357,260
Equity compensation plans not approved by security holders	—	—	—
Total	412,061	$6.71	357,260

Please see note 7 to the audited financial statements of Quotesmith.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Quotesmith.com, Inc. Stock Option Plans.

Item 13.                 Certain Relationships and Related Transactions

The section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders scheduled for May 18, 2006.

Item 14.                 Principal Accounting Fees and Services

Subject to ratification by the shareholders, the Audit Committee and the Board of Directors have selected Ernst & Young LLP to continue as independent auditors to audit the financial statements of the Company for the year ended December 31, 2006. Representatives of the firm of Ernst & Young LLP will be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

Audit Fees

The aggregate fees for each of the last two fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q were $283,000 in 2005 and $211,360 in 2004.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $0 in 2005 and $108,967 in 2004. The audit-related fees for 2004 involved reviews of intangible assets and goodwill impairment, and consulting regarding acquisition related issues and a pre-acquisition audit of Life Quotes for 2002 and 2003.

Tax Fees

For the last two years, there were no fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP, other than the services reported above, were $1,500 in 2005 and $1,500 in 2004. The fees were for use of the Ernst & Young online service.

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

All of the above services for 2005 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)           1.     Financial Statements:

The financial statements, which appear on Pages F-1 through F-17 hereof, are indexed in the Index to Financial Statements and are incorporated herein by reference in this Item by reference thereto.

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

QUOTESMITH.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Quotesmith.com, Inc.

We have audited the accompanying balance sheets of Quotesmith.com, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quotesmith.com, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Chicago, Illinois March 15, 2006

QUOTESMITH.COM, INC.
BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Cash and equivalents	$746,708	$1,355,970
Fixed maturity investments— available for sale at fair value (Note 3)	4,937,040	1,975,330
Commissions receivable, less allowances (2005—$435,000; 2004—$482,000)	2,599,937	2,735,984
Other assets	348,205	300,277
Total current assets	8,631,890	6,367,561
Fixed maturity investments— available for sale at fair value (Note 3)	3,425,145	5,998,345
Land	830,000	830,000
Building, less accumulated depreciation (2005—$195,000; 2004—$78,000)	4,475,417	4,592,167
Furniture, equipment, and computer software at cost, lessaccumulated depreciation (2005—$3,445,000; 2004—$3,194,000)	481,424	476,113
Intangible assets at cost, less accumulated amortization (2005—$1,033,000; 2004—$428,000) (Note 2)	3,093,959	3,699,050
Goodwill (Notes 2 and 5)	3,117,470	6,879,986
Total assets	$24,055,305	$28,843,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities—current	$1,441,474	$1,227,683
Total liabilities	1,441,474	1,227,683
Stockholders’ equity (Notes 6 and 7):
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,814,067	76,814,067
Retained-earnings deficit	(50,216,482)	(45,290,292)
Treasury stock at cost: 2005—2,366,816 shares; 2004—2,359,341 shares	(3,814,722)	(3,793,985)
Accumulated other comprehensive income (loss)	(198,098)	(143,317)
Total stockholders’ equity	22,613,831	27,615,539
Total liabilities and stockholders’ equity	$24,055,305	$28,843,222

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenues:
Commissions and fees (Note 1)	$17,094,332	$15,893,631	$9,717,810
Other	6,976	16,361	19,034
Total revenues	17,101,308	15,909,992	9,736,844
Expenses:
Selling and marketing (Note 2)	6,540,954	6,866,341	4,735,438
Operations (Note 7)	7,274,606	6,531,308	3,033,994
General and administrative (Note 7)	3,764,996	3,147,865	2,656,183
Depreciation	367,853	413,394	575,170
Amortization	605,090	865,296	477,557
Impairment of goodwill (Notes 2 and 5)	3,750,000	—	—
Total expenses	22,303,499	17,824,204	11,478,342
Operating loss	(5,202,191)	(1,914,212)	(1,741,498)
Interest income, net (Note 2)	276,001	138,203	367,953
Net realized gain (loss) on sale of securities	—	(45,428)	92,551
Loss before income taxes	(4,926,190)	(1,821,437)	(1,280,994)
Income tax credit (Note 4)	—	—	—
Net loss	$(4,926,190)	$(1,821,437)	$(1,280,994)
Net loss per common share, basic and diluted	$(0.67)	$(0.31)	$(0.26)
Weighted average common shares and equivalents outstanding, basic and diluted	7,328,595	5,851,237	4,917,314

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2003:
Balance at January 1	7,268,072	21,804	63,972,732	(42,187,861)	(3,793,985)	82,494	18,095,184
Net loss	—	—	—	(1,280,994)	—	—	(1,280,994)
Other comprehensive loss— net unrealized loss on investments	—	—	—	—	—	(151,678)	(151,678)
Total comprehensive loss							(1,432,672)
Proceeds from sale of common stock:
—exercise of stock options	49,501	149	102,954	—	—	—	103,103
Balance at December 31	7,317,573	21,953	64,075,686	(43,468,855)	(3,793,985)	(69,184)	16,765,615
2004:
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss— net unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
—Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
—exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	$29,066	$76,814,067	$(45,290,292)	$(3,793,985)	$(143,317)	$27,615,539
2005:
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss— net unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)
Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)
Balance at December 31	9,688,709	$29,066	$76,814,067	$(50,216,482)	$(3,814,722)	$(198,098)	$22,613,831

See accompanying notes.

QUOTESMITH.COM, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,926,190)	$(1,821,437)	$(1,280,994)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	367,853	413,394	575,171
Amortization	664,431	974,539	626,468
Impairment of goodwill	3,750,000	—	—
Accounts payable and accrued liabilities	213,790	486,984	(654,292)
Commissions receivable	148,563	326,053	63,010
Other assets	(47,928)	123,438	(99,029)
Net cash provided (used) by operating activities	170,519	502,971	(769,666)
Cash flows from investing activities:
Purchase of selected assets of Life Quotes	—	(18,703,066)	—
Purchase of investments	(2,502,631)	(6,543,222)	(14,199,621)
Proceeds from investment maturities	2,000,000	1,000,000	7,800,000
Proceeds from sales of investments	—	11,935,876	6,217,204
Purchase of furniture, equipment and software	(256,413)	(223,793)	(64,879)
Net cash used by investing activities	(759,044)	(12,534,205)	(247,296)
Cash flows from financing activities:
Proceeds of note payable	—	6,500,000	—
Repayment of note payable	—	(6,500,000)	—
Proceeds from issuance of common stock	—	12,745,494	103,103
Purchase of treasury stock	(20,737)	—	—
Payment of capital lease obligation	—	(35,018)	(49,322)
Net cash provided (used) by financing activities	(20,737)	12,710,476	53,781
Net increase (decrease) in cash and equivalents	(609,262)	679,242	(963,181)
Cash and equivalents at beginning of year	1,355,970	676,728	1,639,909
Cash and equivalents at end of year	$746,708	$1,355,970	$676,728

See accompanying notes.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1.                 Description of Business

Quotesmith.com, Inc. (the Company) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 60 life insurance companies for term life insurance products. The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff. The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, health, homeowners, renters, long-term care and travel insurance through various third party web sites and other sources. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced. The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

On May 7, 2004, the Company acquired selected assets of Life Quotes, Inc. for approximately $18,700,000. Life Quotes was an Evergreen, Colorado-based life insurance brokerage that marketed term life insurance utilizing direct response marketing methods combined with a call center staffed with licensed agents. The Company believes that this acquisition provides an important capability that had been missing from its business model, that is, the ability to service customers by telephone in addition to its internet-based service. As a part of the acquisition, the Company granted 262,000 options to acquire common shares to employees of Life Quotes, Inc. The Company acquired approximately $2.0 million of receivables, $5.5 million of building and land, intangible assets and other assets and liabilities.

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

In the period covered in the accompanying financial statements, the Company’s primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company’s total revenues. In 2005, these include three companies with revenues of $2.6 million, $2.0 million and $1.7 million. In 2004, these included four companies with revenues of $3.7 million, $3.0 million, $2.0 million and $1.6 million. In 2003,

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

there were no companies that provided more than ten percent of the Company’s total revenues. The Company’s business represents one business segment.

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

Revenue Recognition

The Company recognizes annual first year commissions for life insurance business as revenues when the policy has been approved by the underwriter and an initial premium payment (which may be annual, semi-annual, quarterly, or monthly) has been made by the customer. An allowance is provided for estimated commissions that will not be received due to the nonpayment of installment first year premiums.

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

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Furniture, Equipment, and Computer Software

Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of three to five years using principally the straight-line method of depreciation. Repair and maintenance costs are charged to expense as incurred.

Intangible Assets

As a result of the acquisition of selected assets of Life Quotes, Inc. described above, the Company prepared an allocation of the cost of the acquisition to the assets acquired.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

	Intangible Asset	Estimated	Amortization
	Balance	Useful Life	Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. Amortization expense from these intangible assets totaled $605,000 in 2005 and $428,000 in 2004, and is expected to total $554,000 in 2006, $509,000 in 2007, $468,000 in 2008, $431,000 in 2009 and $332,000 in 2010.

Intangible assets as of December 31, 2003 represent the value assigned to the insure.com Web site which was acquired in the 2001 purchase of selected assets of Insurance News Network, LLC. This asset was amortized on a straight-line basis over three years. Amortization expense was $478,000 in 2003 and $438,000 in 2004.

Goodwill

The Company recorded goodwill in the amount of $6.9 million in connection with its May 2004 acquisition of certain assets of Life Quotes, Inc. While goodwill is not amortized, FAS 142 requires that it be subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise) using a two step process. Such impairment reviews are performed at the entity level, as the Company has one reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its carrying amount, including goodwill. The fair value of the Company is determined using a combination of a market valuation based on the market price of the Company’s common stock and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The assumptions about future cash flows and growth rates are based on the Company’s budget and long range plans. Discount rate assumptions are based on an assessment of risk inherent in the Company. If the calculated fair value of the Company exceeds its carrying amount, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the entity exceeds the calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the Company is allocated to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company.

Treasury Stock

The cost of reacquiring the Company’s common stock is reported as a separate component of stockholders’ equity.

Income Taxes

Deferred income taxes are determined based on the temporary differences between financial reporting and tax bases of assets and liabilities and the effect of net operating loss carryforwards, and are measured using enacted tax rates.

Non-operating Income and Expense

Interest income, net in the accompanying statements of operations includes the following:

	Years ended December 31,
	2005	2004	2003
Interest income	$276,001	$218,968	$376,243
Interest expense	—	(80,765)	(8,290)
Interest income, net	$276,001	$138,203	$367,953

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

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Comprehensive Income or Loss

Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2005	2004	2003
Unrealized gain (loss) on investments	$(54,781)	$(119,561)	$(59,127)
Less: Reclassification adjustment for realized (gains) losses included in income	—	45,428	(92,551)
Other comprehensive income (loss)	$(54,781)	$(74,133)	$(151,678)

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

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss as reported	$(4,926)	$(1,821)	$(1,281)
Less pro forma stock compensation using fair value method	(136)	(211)	(147)
Pro forma net loss	$(5,062)	$(2,032)	$(1,428)
Pro forma net loss per common share, basic and diluted	$(0.69)	$(0.35)	$(.29)

In 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company will adopt Statement 123(R) on January 1, 2006. The Company plans to adopt Statement 123(R) using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on January 1, 2006.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The effect of adopting Statement 123(R) in 2006 for stock options issued prior to January 1, 2006, is currently estimated to be $0.02 per diluted share. In addition, Statement 123(R) requires an adjustment to record the cumulative effect of a change in accounting principle, net of any tax effect, to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested as of January 1, 2006. We have not yet determined the impact of forfeitures.

3.                 Investments

Investments are classified as available-for-sale securities and are reported at fair value, as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:
U.S. Government agency bonds	$3,999,044	$—	$35,889	$3,963,155
Corporate bonds and commercial paper	4,561,239	—	162,209	4,399,030
Total	$8,560,283	$—	$198,098	$8,362,185
December 31, 2004:
U.S. Government agency bonds	$987,986	$—	$4,086	$983,900
Corporate commercial paper	7,129,006	—	139,231	6,989,775
Total	$8,116,992	$—	$143,317	$7,973,675

As of December 31, 2005, investments maturities are as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,005,434	$4,937,040
Due in 1-2 years	1,520,662	1,491,765
Due in 2-4 years	2,034,187	1,933,380
Total	$8,560,283	$8,362,185

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and the intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2005.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

4.                 Income Taxes

A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2005	2004	2003
Pre-tax loss times federal rate	$(1,675,000)	$(619,000)	$(436,000)
State income tax credit	(236,000)	(87,000)	(61,000)
Increase in valuation allowance	1,916,000	711,000	554,000
Other	(5,000)	(5,000)	(57,000)
Income tax credit	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

Significant components of the Company’s deferred tax assets and liabilities are as follows

	December 31,
	2005	2004
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	17,193,000	16,582,000
Capital loss carryforward	18,000	—
Depreciation and amortization	1,958,000	670,000
Other	293,000	294,000
Total gross deferred tax assets	19,462,000	17,546,000
Valuation allowance	(19,462,000)	(17,546,000)
Net deferred tax assets	—	—
Net deferred tax amounts	$—	$—

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $44,300,000 available to offset future taxable income, which expire in 2006 to 2025. There were no income taxes paid or recovered in 2003, 2004 or 2005. The Company had a capital loss carryforward of approximately $45,000 to offset future capital gain income, which expire in 2009.

5.                 Goodwill

As discussed in Note 2, the Company reviews goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a decline in the market price of its common stock. The annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determinations of fair value are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded a non-cash impairment charge against earnings in 2005 amounting to $3.75 million.

6.                 Stockholders’ Equity

Treasury Stock

As of December 31, 2005, the Company is authorized to repurchase 643,000 additional shares of its common stock.

Employee Stock Purchase Plan

The Company has a plan under which employees could purchase shares of the Company’s common stock through payroll deductions of up to 10% of each employee’s compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2005.

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

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Investor Rights Agreement

Zions Bancorporation (Zions) acquired 2.4 million shares of the Company’s common stock during 2004. In connection with that transaction, the Company and Zions signed an Investor Rights Agreement which provides that, as long as Zions continues to hold 40% of the shares issued to them, Zions has the right to nominate or appoint one member of the Company’s Board of Directors. Additionally, certain transactions would require the approval of 75% of our directors, including the merger with, or acquisition of another company, the sale of business or assets in excess of $1 million, incurring debt in excess of $2.5 million, declaring dividends or issuing additional capital stock.

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

	Years Ended December 31,
	2005	2004	2003
Dividend yield	0.0%	0.0%	None Issued
Risk-free interest rate	3.8%	2.1%	—
Volatility	75.2%	79.4%	—
Expected life (years)	5.0	5.0	—

There were no stock options granted below the estimated fair value of the Company’s common stock in 2005, 2004 or 2003. Transactions related to all stock options are as follows:

	Years Ended December 31,
	2005		2004		2003
	Weighted	Weighted	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise	Under	Exercise
	Option	Price	Option	Price	Option	Price
Beginning Balance	601,728	$6.22	268,332	$7.34	360,047	$6.28
Granted with exercise price equal to stock value	10,500	5.09	349,500	5.28	—	—
Exercised	—	—	(7,500)	1.42	(49,501)	2.08
Forfeited	(200,167)	5.16	(8,604)	6.71	(42,214)	4.51
Outstanding	412,061	$6.71	601,728	$6.22	268,332	$7.34
Exercisable at end of year	279,064		202,728		165,999

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Information regarding options outstanding and exercisable at December 31, 2005 is summarized as follows:

		Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercisable
Exercise Price	Outstanding	(in years)	Price	Exercisable	Price
$2.00 - $ 2.78	57,500	5.85	2.10	32,500	2.18
$2.99 - $ 5.05	159,166	6.59	3.63	134,166	3.36
$5.17 - $ 5.42	72,000	8.75	5.19	22,337	5.17
$6.00 - $ 6.38	80,416	6.83	6.14	47,082	6.24
$9.00 - $10.32	9,146	3.34	9.12	9,146	9.12
$33.00	33,833	3.58	33.00	33,833	33.00
	412,061	6.59	$6.71	279,064	$7.64

The options have terms of ten years. Under the Company’s Plans, 357,260 shares were available for grant as awards or options at December 31, 2005.

The weighted average fair value per share of options granted were as follows:

2005	2004	2003
$3.24	$3.40	None Issued

8.                 Legal and Regulatory Proceedings

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

9.                 Commitments and Contingencies

As of December 31, 2005, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $290,000 in 2006. In addition, the Company must pay its proportionate share of taxes and operating costs for the Darien lease site.

Rent expense was $286,000 in 2003, $267,000 in 2004 and $272,000 in 2005.

The Company has employment agreements with two of its executives under which the Company would be required to pay severance of one to two years of annual salary to terminate those agreements. The Company has an employment agreement with one additional executive under which the Company would be required to pay severance of one year of annual salary in the event of a change in control.

QUOTESMITH.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

10.          Subsequent Event

On February 1, 2006, we announced that we were consolidating our call center operations by closing our Colorado call center. Approximately 35 sales and service jobs at the Colorado facility were eliminated and all telephone sales and service activities have been consolidated into the Company’s Darien, IL home office call center effective February 1, 2006. First quarter 2006 expenses related to the closing are estimated to be approximately $200,000. The office building owned by the Company in Colorado is currently being offered for sale and for lease.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

QUOTESMITH.COM INC.
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

                     † Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 4, 2004.

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