Form 10-Q
period 2006-03-31
QUOTESMITH COM INC
filed 2006-05-12
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

QUOTESMITH.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102

Darien, Illinois 60561

(Address of principal executive offices)(Zip Code)

(630) 515-0170

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,313,569 shares of the registrant’s common stock, net of treasury shares, were outstanding as of May 10, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUOTESMITH.COM, INC.

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,256,014	$746,708
Fixed maturity investments – available for sale at fair value	4,911,980	4,937,040
Commissions receivable, less allowances (2006 – $379,000; 2005 — $435,000)	2,660,035	2,599,937
Other assets	288,887	348,205
Total current assets	9,116,916	8,631,890
Fixed maturity investments- available for sale at fair value	3,162,680	3,425,145
Land	830,000	830,000
Building, less accumulated depreciation (2006 — $224,000; 2005—$195,000)	4,446,229	4,475,417
Furniture, equipment, and computer software at cost, less accumulated depreciation (2006—$3,460,000; 2005—$3,445,000)	436,186	481,424
Intangible assets at cost, less accumulated amortization (2006—$1,179,000; 2005—$1,033,000)	2,947,212	3,093,959
Goodwill	3,117,470	3,117,470

Total assets	$24,056,693	$24,055,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,664,002	$1,441,474

Total liabilities	1,664,002	1,441,474

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,876,017	76,814,067
Retained-earnings deficit	(50,504,504)	(50,216,482)
Treasury stock at cost: 2006—2,371,266 shares: 2005—2,366,816 shares	(3,827,022)	(3,814,722)
Accumulated other comprehensive loss	(180,866)	(198,098)
Total stockholders’ equity	22,392,691	22,613,831
Total liabilities and stockholders’ equity	$24,056,693	$24,055,305

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended
	March 31,
	2006	2005
	(unaudited)
Revenues:
Commissions and fees	$4,870,277	$4,378,392
Other	—	2,160
Total revenues	4,870,277	4,380,552
Expenses:
Selling and marketing	2,505,300	1,981,863
Operations	1,578,592	1,785,599
General and administrative	889,186	945,424
Depreciation and amortization	236,358	253,817
Total expenses	5,209,436	4,966,703
Operating loss	(339,159)	(586,151)
Interest income	80,800	61,039
Loss on disposal of assets	(29,663)	—

Net loss	$(288,022)	$(525,112)
Net loss per common share, basic and diluted	$(0.04)	$(0.07)
Weighted average common shares and equivalents outstanding, basic and diluted	7,319,987	7,329,368

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2005:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(45,290,292)	$(3,793,985)	$(143,317)	$27,615,539
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss- unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)
Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)
Balance at December 31	9,688,709	29,066	76,814,067	(50,216,482)	(3,814,722)	(198,098)	22,613,831
2006:
Three months ended March 31, 2006 (unaudited)
Net loss	—	—	—	(288,022)	—	—	(288,022)
Other comprehensive income- unrealized gain on investments	—	—	—	—	—	17,232	17,232
Total comprehensive loss							(270,790)
Stock option expense	—	—	61,950	—	—	—	61,950
Purchase of 4,450 shares of treasury stock	—	—	—	—	(12,300)	—	(12,300)
Balance at March 31, 2006 (unaudited)	9,688,709	$29,066	$76,876,017	$(50,504,504)	$(3,827,022)	$(180,866)	$22,392,691

See accompanying notes.

QUOTESMITH.COM, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(288,022)	$(525,112)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	89,610	93,491
Amortization	153,090	173,007
Loss on disposal of assets	29,663	—
Accounts payable and accrued liabilities	222,529	48,145
Commissions receivable	(60,098)	156,346
Stock option expense	61,950	—
Other assets	59,318	(14,909)
Net cash provided (used) by operating activities	268,040	(69,032)

Cash flows from investing activities:
Purchases of investments	(1,701,586)	—
Proceeds of maturities of investments	2,000,000	—
Net purchase of furniture, equipment and computer software	(44,848)	(31,972)
Net cash provided (used) by investing activities	253,566	(31,972)
Cash flows from financing activities:
Purchase of treasury stock	(12,300)	—
Net cash used by financing activities	(12,300)	—
Net increase (decrease) in cash and cash equivalents	509,306	(101,004)
Cash and cash equivalents at beginning of period	746,708	1,355,970
Cash and cash equivalents at end of period	$1,256,014	$1,254,966

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentive to its employees, officers and directors. Under the plans, an aggregate of 800,000 shares of Quotesmith.com common stock may be granted to participants in the plans. Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of March 31, 2006, there were options outstanding on 375,561 shares of stock.

Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. During the three-month period ended March 31, 2006, the Company recorded compensation expense related to stock options in the amount of $62,000. Unrecognized compensation expense related to stock options totaled $252,000 as of March 31, 2006. Expense was calculated using the Black-Scholes options pricing model. The inputs for volatility and expected term of the options were primarily based on historical information.

The Company implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date. Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods. Had compensation expense for the Company’s stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123 (R), approximate net income (loss) and net income (loss) per share would have been as follows:

Quarter Ended
March 31, 2005

Net income (loss)	$(525,112)
Less pro forma stock compensation using fair value method	(94,014)
Pro forma net income (loss)	$(619,126)
Pro forma net income (loss) per common share, basic and diluted	$(0.08)

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.67%	3.84%
Volatility factor	71.40%	75.00%
Dividend yield	—	—
Weighted-average expected life	5.5 years	5.0 years
Weighted-average per share fair value	$1.95	$3.04

Stock option activity for the three months ended March 31, 2006 is summarized below:

		Weighted-Average	Weighted-Average
	Number of	Option Price	Remaining Contractual
	Shares	Per Share	Life (Years)

Outstanding at January 1, 2006	412,061	$6.71

Granted	80,000	3.01
Exercised	—	—
Forfeited	(66,500)	5.17

Outstanding at March 31, 2006	425,561	6.26	6.66

Exercisable at March 31, 2006	256,897

3. Income Per Share

Income per share is calculated as follows:

	Quarter Ended
	March 31,
	2006	2005

Net loss	$(288,022)	$(525,112)

Basic shares outstanding	7,319,987	7,329,368
Effect of stock options	0	0
Diluted potential common shares	7,319,987	7,329,368

Earnings per share, basic and diluted	$(0.04)	$(0.07)

4. Intangible Assets Acquired

Intangible assets acquired in 2004 consist of the following:

	Intangible Asset	Estimated	Amortization
	Cost	Useful Life	Method

Insurance contract renewals	$3,538,000	10 years	Accelerated

Non-compete agreement	589,000	6 years	Straight line

Total	$4,127,000

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

5. Commitments and Contingencies

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2006 and beyond. Actual results may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; realization of sufficient revenue from contract renewals acquired in 2004 to prevent impairment of the acquired asset; demand for life insurance; results of investigations by regulatory authorities into the insurance brokerage industry; effects of the war in Iraq on the purchasing decisions of consumers; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from the sale of non-life insurance leads; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; our ability to keep pace with technological changes and future regulations affecting our business; constraints of the systems we employ; and our ability to raise additional capital if necessary. See the section of this Quarterly Report entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors.

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

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers and directors. Under the plans, an aggregate of 800,000 shares of Quotesmith.com common stock may be granted to participants in the plan. Effective January 1, 2006, we began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Prior to that date, we accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date. Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods. During the three-month period ended March 31, 2006, we recorded compensation expense related to stock options in the amount of $62,000. Expense for all of 2006 for options that have been issued but are not yet fully vested is expected to be $263,000. Had Statement 123 (R) been applied retroactively, compensation expense related to stock options in the amount of $94,000 would have been recorded during the three-month period ended March 31, 2005. We made no modifications to outstanding share options prior to the adoption of Statement 123 (R). Compensation expenses are calculated under Statement 123 (R) using the same methodology as had previously been used to calculate pro-forma compensation expenses under Accounting Principles Board Opinion 25.

Intangible assets consist of the following:

	Intangible Asset	Estimated	Amortization
	Cost	Useful Life	Method

Insurance contract renewals	$3,538,000	10 years	Accelerated

Non-compete agreement	589,000	6 years	Straight line

Total	$4,127,000

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

Goodwill is not subject to amortization. Rather, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. During the fourth quarter of 2005, we experienced declining revenues from life insurance sales and a drop in the market price of our common stock. Our annual impairment review was conducted as of December 31, 2005, and we determined that an impairment existed. The determination of fair value and the impairment are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, we recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Industry Developments

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. Bonus commission revenues were $544,000 for the three-month period ended March 31, 2006, and $655,000 for the three-month period ended March 31, 2005.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2006 and March 31, 2005

Revenues

Revenues increased $490,000, or 11%, in the quarter ended March 31, 2006 when compared to revenue in the same quarter of 2005. The components of commissions and fees revenue are as follows:

	Quarter ended
	March 31,
	2006	2005

Revenues:
Commissions -Life	$3,202,455	$3,687,198
Commissions-Health and other	108,555	196,596
Sales of non-life insurance leads	1,559,267	494,598
Total commissions and fees revenue	4,870,277	4,378,392

Life insurance commission revenue decreased $485,000, or 13%, for the quarter as a result primarily of lower production from our telephone sales unit. Life insurance revenue in one quarter is generated primarily by applications written in the prior quarter. During 2005, we experienced a decline in the number of applications being written by our telephone agents, resulting in $585,000 of the decline in life insurance revenue in the first quarter of 2006. As previously announced, we closed our Colorado life insurance call center as of February 1, 2006, and now provide telephone service to our customers from our Darien, Illinois headquarters facility. We are presently increasing the call center staff in order to be able to write more applications in future periods. Online sales of life insurance increased by $55,000 in the first quarter of 2006, and life renewal revenue increased $47,000, compared to the same period in 2005. Commissions from health and other lines of insurance decreased $88,000, or 45% for the quarter, as we have been outsourcing this business to third party providers since early in 2005. Total policies sold during the first quarter of 2006 were 3,160, compared to 4,510 policies in the same quarter last year. Fees from the sale of non-life insurance leads, primarily auto and health, increased $1,065,000, or 215%, during the first quarter when compared with the revenue generated in the comparable period in 2005, due primarily to an increase in the rates being paid for online traffic.

Expenses

Selling and Marketing. Selling and marketing expenses increased $523,000, or 26%, to a total of $2.5 million for the first quarter of 2006, as compared to expenses in the same quarter of last year. We intentionally increased our advertising costs to take advantage of the higher rates being paid for online traffic, which helped to increase our revenue from the sale of internet leads.

Operations. Operations expenses decreased $207,000, or 12%, in the first quarter of 2006. The closing of the Colorado office, resulting in a smaller staff, accounted for most of that decrease.

General and Administrative. General and administrative costs decreased $56,000, or 6%, in the first quarter of 2006. Lower costs for insurance and legal fees more than offset the additional expense of expensing stock options, as mentioned above.

Depreciation and Amortization. Depreciation and amortization charges decreased $17,000 in the first quarter of 2006 when compared to the results in the comparable period in 2005. Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the decrease.

Interest Income

Interest income increased $20,000 in the first quarter of 2006, as compared to the first quarter of 2005 due to a larger investment portfolio and higher interest rates.

Income Taxes (Credit)

We had no income tax credit for 2006 and 2005 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors has authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding. The Board approved immediate commencement of the repurchase program as conditions warrant. Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months. No date was established for the completion of the program. Through March 31, 2006, we had repurchased 11,925 shares under this program.

As previously announced, the Company is engaged in efforts to sell its Evergreen, Colorado land and building, which was previously used to house the now-closed Colorado life insurance call center. As of March 31, 2006, this property had a net book value of $5.3 million, with no corresponding debt.

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

Our sources of funds will consist primarily of commissions and fee revenue generated from the sale of insurance products and leads, investment income, and sales and maturity proceeds from our fixed income portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses and purchases of furniture, equipment and software.

Cash provided by operating activities was approximately $268,000 for the first three months of 2006, compared with cash used by operating activities of $69,000 for the same period in 2005. In 2006, non-cash expenses for depreciation, amortization and stock option compensation were more than enough to offset the net loss for the period. Cash was also provided by the net increase in accounts payable and accrued liabilities. During the first three months of 2005, non-cash charges and the net collection of commissions receivable were not enough to offset the net loss.

Cash provided by investing activities was $254,000 in the first three months of 2006, as the proceeds from maturities in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets. During the first three months of 2005, cash was used for the purchase of fixed assets.

Cash used in financing activities during the first quarter of 2006 consisted of the repurchase of treasury shares. There were no financing transactions during the first three months of 2005.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of March 31, 2006.

	Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$217,876	$217,876	—	—	—

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

Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and unrealized losses on those investments totaled $181,000 at March 31, 2006, and $198,000 at December 31, 2005.

We did not hold any derivative financial instruments as of March 31, 2006, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4. Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the quarter ended March 31, 2006. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2005 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

We must further develop our brand recognition in order to remain competitive

There are many other insurance brokers, insurance carriers and Web sites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Insure.com brand is essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site. We generated fee revenues totaling $1.6 million during the three months ended March 31, 2006, and $2.0 and $1.6 million from these sources in all of 2005 and 2004, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we are unable to successfully and cost effectively consolidate our call center operation, our business could be harmed

On February 1, 2006, we announced that we were consolidating our call center operations by closing our Colorado call center and performing all telephone sales and service activities in our Darien, Illinois home office call center. If we are unable to successfully provide these services, or if the projected annual saving are not realized, our business could be harmed.

If we are unable to sell our building in Colorado for a price at or above book value and within a reasonable period of time, our business could be harmed

On February 1, 2006, in connection with our announced closing of our Colorado call center, we also announced our intention to offer for sale the building that housed the Colorado call center. Located in Evergreen, Colorado, that building was acquired as part of the 2004 acquisition of certain assets of the former Life Quotes, Inc., and had a book value of $5.3 million as of March 31, 2006. If we are unable to sell that property at a price at or above the book value within a reasonable period of time, our liquidity could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $544,000 for the three months ended March 31, 2006 and $2.3 million for the year ended December 31, 2005.

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

In addition, because we have not been appointed as an agent for all of the life insurance companies quoted on our Web site, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Quotemsith.com and their interests may not be the same as our public stockholders

As of May 10, 2006, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled approximately 31.3% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7.8% of our outstanding common stock, and Zions Bancorporation controlled approximately 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

We recorded goodwill in the amount of $6.9 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. We did note such indicators during the fourth quarter of 2005. These indicators included declining revenues from life insurance sales and a drop in the market price of our common stock. An impairment review was conducted as of December 31, 2005, and we determined that an impairment existed. The determination of fair value and the impairment are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the we recorded an impairment charge against earnings in 2005 amounting to $3.75 million.

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

Furthermore, as of May 10, 2006, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer purchases of equity securities. On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock. Following is information concerning the results of that program during the first quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs

February 1through February 28, 2006	4,450	$2.76	11,925	638,075

Total	4,450	$2.76	11,925	638,075

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
Date: May 10, 2006
	By:	/s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)