Form 10-Q
period 2006-06-30
QUOTESMITH COM INC
filed 2006-08-11
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER: 000-26781

INSURE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102 Darien, Illinois	60561
(Address of principal executive offices)	(Zip Code)

(630) 515-0170

(Registrant’s telephone number, including area code)

Quotesmith.com, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐       Accelerated filer  ☐      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,313,569 shares of the registrant’s common stock, net of treasury shares, were outstanding as of August 4, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$569,618	$746,708
Fixed maturity investments — available for sale at fair value	4,937,280	4,937,040
Commissions receivable, less allowances (2006 — $348,000; 2005 — $435,000)	2,252,396	2,599,937
Land and building, held for sale	5,247,042	—
Other assets	280,696	348,205
Total current assets	13,287,032	8,631,890
Fixed maturity investments-available for sale at fair value	3,154,673	3,425,145
Land	—	830,000
Building, less accumulated depreciation (2005—$195,000)	—	4,475,417
Furniture, equipment, and computer software at cost, less accumulated depreciation (2006—$3,520,000; 2005—$3,445,000)	389,221	481,424
Intangible assets at cost, less accumulated amortization (2006—$1,318,000; 2005—$1,033,000)	2,808,614	3,093,959
Goodwill	3,117,470	3,117,470
Total assets	$22,757,010	$24,055,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,218,362	$1,441,474
Total liabilities	1,218,362	1,441,474
Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,934,826	76,814,067
Retained-earnings deficit	(51,421,843)	(50,216,482)
Treasury stock at cost: 2006—2,375,140 shares; 2005—2,366,816 shares	(3,838,035)	(3,814,722)
Accumulated other comprehensive loss	(165,366)	(198,098)
Total stockholders’ equity	21,538,648	22,613,831
Total liabilities and stockholders’ equity	$22,757,010	$24,055,305

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$3,940,860	$4,733,222	$8,811,137	$9,111,614
Other	—	3,679	—	5,839
Total revenues	3,940,860	4,736,901	8,811,137	9,117,453
Expenses:
Selling and marketing	2,446,299	1,377,484	4,951,599	3,359,347
Operations	1,380,166	1,847,994	2,958,758	3,633,593
General and administrative	889,510	905,358	1,778,697	1,850,782
Depreciation and amortization	227,580	240,278	463,937	494,095
Total expenses	4,943,555	4,371,114	10,152,991	9,337,817
Operating income (loss)	(1,002,695)	365,787	(1,341,854)	(220,364)
Interest income (net)	84,472	64,730	165,272	125,769
Gain (loss) on disposal of assets	884	—	(28,779)	—
Net income (loss)	$(917,339)	$430,517	$(1,205,361)	$(94,595)
Net income (loss) per common share, basic and diluted	$(0.13)	$0.06	$(0.16)	(0.01)
Weighted average common shares and equivalents outstanding:
basic	7,314,666	7,329,368	7,317,833	7,329,368
diluted	7,314,666	7,384,542	7,317,833	7,329,368

See accompanying notes.

INSURE.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2005:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(45,290,292)	$(3,793,985)	$(143,317)	$27,615,539
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)
Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)
Balance at December 31	9,688,709	29,066	76,814,067	(50,216,482)	(3,814,722)	(198,098)	22,613,831
2006:
Six months ended
June 30, 2006 (unaudited)
Net loss	—	—	—	(1,205,361)	—	—	(1,205,361)
Other comprehensive income-unrealized gain on investments	—	—	—	—	—	32,732	32,732
Total comprehensive loss							(1,172,629)
Stock option expense	—	—	120,759	—	—	—	120,759
Purchase of 8,324 shares of treasury stock	—	—	—	—	(23,313)	—	(23,313)
Balance at June 30,2006 (unaudited)	9,688,709	$29,066	$76,934,826	$(51,421,843)	$(3,838,035)	$(165,366)	$21,538,648

See accompanying notes.

INSURE.COM, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,205,361)	$(94,595)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	178,590	182,497
Amortization	289,895	337,878
Loss on disposal of assets	28,779	—
Accounts payable and accrued liabilities	(223,112)	(160,868)
Commissions receivable	347,541	65,529
Stock option expense	120,759	—
Other assets	67,509	119,409
Net cash provided (used) by operating activities	(395,400)	449,850

Cash flows from investing activities:
Purchases of investments	(1,701,586)	(505,658)
Proceeds of maturities of investments	2,000,000	—
Net purchase of furniture, equipment and computer software	(56,791)	(155,751)
Net cash provided (used) by investing activities	241,623	(661,409)

Cash flows from financing activities:
Purchase of treasury stock	(23,313)	—
Net cash used by financing activities	(23,313)	—
Net decrease in cash and cash equivalents	(177,090)	(211,559)
Cash and cash equivalents at beginning of period	746,708	1,355,970
Cash and cash equivalents at end of period	$569,618	$1,144,411

See accompanying notes.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMETS

(Unaudited)

1.  Description of Business

Insure.com, Inc. (the Company) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes for numerous life insurance products.  The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that we produce, including industry-standard volume based bonus commissions paid by participating life insurance companies.  The Company conducts its insurance agency and brokerage operations using both salaried and commissioned personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentive to its employees, officers and directors.  Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plans.  Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years.  As of June 30, 2006, there were options outstanding on 380,561 shares of stock under these plans.

Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  During the three and six month periods ended June 30, 2006, the Company recorded compensation expense related to stock options in the amount of $59,000 and $121,000, respectively.  Unrecognized compensation expense related to stock options totaled $181,000 as of June 30, 2006.  Expense was calculated using the Black-Scholes options pricing model.  The inputs for volatility and expected term of the options were primarily based on historical information.

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

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income (loss)	$430,517	$(94,595)
Less pro forma stock compensation using fair value method	(18,467)	(112,480)
Pro forma net income (loss)	$412,050	$(207,075)
Pro forma net income (loss) per common share, basic and diluted	$0.06	$(0.03)

The following weighted-average assumptions were used to estimate the fair values of options granted during the six months ended June 30, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.37%	3.84%
Volatility factor	58.53%	75.00%
Dividend yield	—	—
Weighted-average expected life	5.5 years	5.0 years
Weighted-average per share fair value	$1.70	$3.04

Stock option activity for the six months ended June 30, 2006 is summarized below:

		Weighted-Average	Weighted-Average
	Number of	Option Price	Remaining Contractual
	Shares	Per Share	Life (Years)
Outstanding at January 1, 2006	412,061	$6.71
Granted	85,000	3.00
Exercised	—	—
Forfeited	(66,500)	5.17
Outstanding at June 30, 2006	430,561	6.22	6.46
Exercisable at June 30, 2006	275,228

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(917,339)	$430,517	$(1,205,361)	$(94,595)
Basic shares outstanding	7,314,666	7,329,368	7,317,833	7,329,368
Effect of stock options	0	55,174	0	0
Diluted potential common shares	7,314,666	7,384,542	7,317,833	7,329,368
Earnings per share, basic and diluted	$(0.13)	$0.06	$(0.16)	$(0.01)

4.   Intangible Assets Acquired

Intangible assets acquired in 2004 consist of the following:

	Intangible Asset	Estimated	Amortization
	Cost	Useful Life	Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

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

5.  Land and Building — Held for Sale

The Company acquired land and a building in 2004 that was used to house a call center in Evergreen, Colorado.  That call center was closed effective February 1, 2006.  The Company has made the decision to sell the land and building and, accordingly, it is reported on the balance sheet as “held for sale.”   As such, it is reported as a current asset, as it is anticipated to be sold within one year, and its carrying value is at the lower of cost or fair value, less selling costs.

6.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2006 and beyond.  Actual results may differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; realization of sufficient revenue from contract renewals previously acquired to prevent impairment of the acquired asset; demand for life insurance; results of investigations by regulatory authorities into the insurance brokerage industry; effects of the war in Iraq on the purchasing decisions of consumers; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from the sale of non-life insurance leads; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; our ability to keep pace with technological changes and future regulations affecting our business; constraints of the systems we employ; and our ability to raise additional capital if necessary.  See the section of this Quarterly Report entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors.

You should not place undue reliance on any forward-looking statements.  Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this quarterly report.  All references to “we,” “us,” “our,” and the “Company” refer to Insure.com, Inc. and its subsidiaries.

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

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers and directors.  Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plan.  Effective January 1, 2006, we began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  Prior to that date, we accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.  Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods.  During the three and six month periods ended June 30, 2006, we recorded compensation expense related to stock options in the amounts of $59,000 and $121,000, respectively.  Expense for all of 2006 for options that have been issued but are not yet fully vested is expected to be $125,000.  Had Statement 123 (R) been applied retroactively, compensation expense related to stock options in the amount of $18,000 and $112,000 would have been recorded during the three and six month periods ended June 30, 2005, respectively.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).  Compensation expenses are calculated under Statement 123 (R) using the same methodology as had previously been used to calculate pro-forma compensation expenses under Accounting Principles Board Opinion 25.

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

Goodwill is not subject to amortization.  Rather, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  During the fourth quarter of 2005, we experienced declining revenues from life insurance sales and a drop in the market price of our common stock.  Our annual impairment review was conducted as of December 31, 2005, and we determined that an impairment existed.  The determination of fair value and the impairment are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates.  The use of different estimates or assumptions could produce different results.  As a result of this impairment determination, we recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.  Our 2006 operating results will be considered in determining the future cash flow assumptions to be used in our 2006 impairment review.  While no impairment indicators have been identified so far during 2006, impairment indicators could arise in the future, or our annual impairment review could indicate that an impairment exists, either of which could cause a further impairment charge.

The Company acquired land and a building as part of its 2004 acquisition of certain assets of Life Quotes, Inc.  This property was used to house the Company’s call center in Evergreen, Colorado, from the date of the acquisition until it was closed effective February 1, 2006.  The Company has since made the decision to sell the property and has classified it on its balance sheet as “held for sale.”  As a result, the property is carried at the lower of cost or fair value, less selling costs, and is classified as a current asset, as it is anticipated that it will be sold within one year.  At present, it is recorded at its net book value of $5,247,000.  However, future events could indicate that the fair value, less selling costs, is less than this amount, which could result in an impairment charge.  Depreciation expense was $29,000 and $58,000 for the quarter and six months ended June 30, 2006.  The Company will no longer record depreciation  on the building due to the held for sale classification.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2006 and June 30, 2005

Revenues

Commission and fee revenues decreased $796,000, or 17%, in the quarter ended June 30, 2006 when compared to revenue in the same quarter of 2005, and decreased $306,000, or 3%, for the first six months of 2006, when compared to the first six months of 2005.  The components of commissions and fees revenue are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Commissions-Life	$2,690,413	$4,075,701	$5,892,868	$7,762,899
Commissions-Health	103,446	167,048	212,001	363,644
Sales of non-life insurance leads	1,147,001	490,473	2,706,268	985,071
Total commissions and fees revenue	3,940,860	4,733,222	8,811,137	9,111,614

Life insurance commission revenue decreased $1,385,000, or 34%, for the second quarter, as compared to the same quarter in 2005, as a result primarily of lower production from our telephone sales unit. Life insurance revenue in one quarter is generated primarily by applications written in the prior quarter.   As previously announced, we closed our Colorado life insurance call center as of February 1, 2006, and now provide telephone service to our customers from our Darien, Illinois headquarters facility.  This resulted in fewer applications being written for telephone sales during the first quarter of 2006 and, as a result, lower revenue during the second quarter of 2006.  Telephone sales during the second quarter of 2006 were $1,278,000 lower than in the same quarter of 2005.  Life insurance commission revenue for the first six months of 2006 decreased $1,870,000, or 24%, from revenue recorded in the same period of 2005.  A decline in telephone sales of $1,862,000 accounts for most of that variance. Lower applications written during the fourth quarter of 2005 led to lower revenue in the first quarter of 2006.  This lower volume from our call center led to our decision to close the call center as of February 1, 2006.  We have now increased the call center staff in Darien in order to be able to write more applications in future periods.  Online sales of life insurance decreased by $98,000, or 7%, in the second quarter of 2006, and declined $40,000, or 1% for the six months ended June 30, 2006, both as compared to the similar periods in 2006.  Life renewal revenue increased $7,000 and $53,000 for the quarter and year to date periods, respectively, as compared to the same periods in 2005.  Commissions from health and other lines of insurance decreased for the quarter and year-to-date periods, as we have been outsourcing this business to third party providers since early in 2005.  Total policies sold during the second quarter of 2006 were 3,043, compared to 5,192 policies in the same quarter last year.  Year-to-date policies sold were 6,202 in 2006 and 9,702 in 2005.  Health and other lines of insurance accounted for 22 and 306 of the policies sold during the three and six month periods ended June 30, 2005.  Fees from the sale of non-life insurance leads, primarily auto and health, increased $657,000, or 134%, and $1,721,000, or 175%, during the three and six month periods ended June 30, 2006, when compared with the revenue generated in the comparable periods in 2005, due primarily to an increase in the rates being paid for online traffic and the outsourcing of our health insurance business.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $1,069,000, or 78%, to a total of $2.4 million for the second quarter of 2006, as compared to expenses in the same quarter of last year.  These expenses increased $1,592,000, or 47%, for the six months ended June 30, 2006, as compared to the first six months of 2005.  We intentionally increased our advertising costs to take advantage of the higher rates being paid for online traffic, which helped to increase our revenue from the sale of internet leads.

Operations.   Operations expenses decreased $468,000, or 25%, in the second quarter of 2006, and decreased $675,000, or 19%, for the first six months of 2006, both as compared to the same periods in 2005.  The closing of the Colorado office, resulting in a smaller staff, accounted for most of those decreases.

General and Administrative.  General and administrative costs decreased $16,000, or 2%, and $72,000, or 4%, for the three and six month periods ended June 30, 2006, as compared with the same periods in 2005.  Lower costs for insurance and legal fees more than offset the additional expense of expensing stock options, as mentioned above.

Depreciation and Amortization.  Depreciation and amortization charges decreased $13,000, or 5%, in the second quarter of 2006 and $30,000, or 6%, for the first six months of 2006, when compared to the results in the comparable periods in 2005.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the decrease.

Interest Income

Interest income increased $20,000 in the second quarter of 2006 and $40,000 year-to-date, as compared to the same periods in 2005, due to a larger investment portfolio and higher interest rates in 2006.

Income Taxes (Credit)

We had no income tax credit for 2006 and 2005 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors has authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program. Through June 30, 2006, we had repurchased 15,799 shares under this program.

As previously announced, the Company is engaged in efforts to sell its Evergreen, Colorado land and building, which was previously used to house the now-closed Colorado life insurance call center.  As of June 30, 2006, this property had a net book value of $5.2 million, with no corresponding debt.

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

Cash used by operating activities was approximately $395,000 for the first six months of 2006, compared with cash provided by operating activities of $450,000 for the same period in 2005.  In 2006, non-cash expenses for depreciation, amortization and stock option compensation and the net collection of commissions receivable were not enough to offset the net loss for the period.  Cash was also used by the net decrease in accounts payable and accrued liabilities.  During the first six months of 2005, non-cash charges and the net collection of commissions receivable were more than enough to offset the net loss and the decrease in accounts payable and accrued liabilities.

Cash provided by investing activities was $242,000 in the first six months of 2006, as the proceeds from maturities in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets.  During the first six months of 2005, cash was used for the purchase of bonds and fixed assets.

Cash used in financing activities during the six months of 2006 consisted of the repurchase of treasury shares.  There were no financing transactions during the first six months of 2005.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $165,000 at June 30, 2006, and $198,000 at December 31, 2005.

We did not hold any derivative financial instruments as of June 30, 2006, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997, through the quarter ended June 30, 2006.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2005 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site. We generated fee revenues totaling $2.7 million during the six months ended June 30, 2006, and $2.0 and $1.6 million from these sources in all of 2005 and 2004, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we are unable to successfully and cost effectively consolidate our call center operation, our business could be harmed

On February 1, 2006, we announced that we were consolidating our call center operations by closing our Colorado call center and performing all telephone sales and service activities in our Darien, Illinois home office call center.  If we are unable to successfully provide these services, or if the projected annual savings are not realized, our business could be harmed.

If we are unable to sell our building in Colorado for a price at or above book value and within a reasonable period of time, our business could be harmed

On February 1, 2006, in connection with our announced closing of our Colorado call center, we also announced our intention to offer for sale the building that housed the Colorado call center.  Located in Evergreen, Colorado, that building was acquired as part of the 2004 acquisition of certain assets of the former Life Quotes, Inc., and had a book value of $5.2 million as of June 30, 2006.  If we are unable to sell that property at a price at or above the book value within a reasonable period of time, we may incur an impairment charge and our liquidity could be harmed.

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

Kenneth Manley, the former owner of Life Quotes, has a non-competition agreement with us that prevents him from competing with us for up to six years.  However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent placing business through Insure.com as managing general agent.  He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments.  This arrangement could result in Manley obtaining business that we might otherwise have obtained directly.

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $924,000 for the six months ended June 30, 2006 and $2.3 million for the year ended December 31, 2005.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of August 4, 2006, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled approximately 31.3% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7.8% of our outstanding common stock, and Zions Bancorporation controlled approximately 32.3% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

We recorded goodwill in the amount of $6.9 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc.  While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  We did note such indicators during the fourth quarter of 2005.  These indicators included declining revenues from life insurance sales and a drop in the market price of our common stock.  An impairment review was conducted as of December 31, 2005, and we determined that an impairment existed.  The determination of fair value and the impairment are based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates.   The use of different estimates or assumptions could produce different results.  As a result of this impairment determination, we recorded an impairment charge against earnings in 2005 amounting to $3.75 million.

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

Our preferred stock purchase rights could cause substantial dilution to any person or group who attempts to acquire a significant interest in Insure.com without advance approval of our Board of Directors.  We have amended our rights plan to exempt acquisitions of shares of our common stock by Zions from the operation of the rights plan.  In addition, our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control.  We entered into amendments to our employment agreements with Messrs. Bland and Thoms that exempted the issuance of stock to Zions from constituting a change of control under these employment agreements.

Furthermore, as of August 4, 2006, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

The foregoing could have the effect of delaying, deferring or preventing a change in control of Insure.com, discourage bids for our common stock at a premium over the market price, or harm the market price of, and the voting and other rights of the holders of, our common stock.  We also are subject to Delaware laws that could have similar effects.  One of these laws prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer purchases of equity securities.  On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock.  Following is information concerning the results of that program during 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as Part	Shares that May Yet Be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs
February 1 through February 28, 2006	4,450	$2.76	11,925	638,075

April 1 through April 30, 2006	2,174	$2.72	14,099	635,901

May 1 through May 31, 2006	1,700	$3.00	15,799	634,201

Total	8,324	$2.80	15,799	634,201

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

At the Annual Meeting, held on May 18, 2006 stockholders voted to re-elect Richard F. Gretsch and Bruce J. Rueben to our board of directors.  Mr. Gretsch received 6,985,369 votes for his election, no votes against, 260,616 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Rueben received 6,984,569 votes for his election, no votes against, 261,416 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the year ending December 31, 2006.    There were 7,056,660 votes cast for this proposal, 189,197 votes cast against, 128 votes withheld, no abstentions and no broker non-votes.

Shareholders also voted to ratify the proposal to change the name of the Company to Insure.com, Inc.  There were 7,243,285 votes cast for this proposal, 2,198 votes cast against, no votes withheld, 502 abstentions and no broker non-votes.

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

INSURE.COM, INC.
Date: August 4, 2006
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)