Form 10-Q
period 2006-09-30
QUOTESMITH COM INC
filed 2006-11-09
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

7,303,569 shares of the registrant’s common stock, net of treasury shares, were outstanding as of November 3, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$397,208	$746,708
Fixed maturity investments – available for sale at fair value	5,231,328	4,937,040
Commissions receivable, less allowances (2006—$326,000; 2005—$435,000)	2,265,590	2,599,937
Land and building, held for sale	3,926,042	—
Other assets	308,102	348,205
Total current assets	12,128,270	8,631,890
Fixed maturity investments-available for sale at fair value	2,440,870	3,425,145
Land	—	830,000
Building, less accumulated depreciation (2005—$195,000)	—	4,475,417
Furniture, equipment, and computer software at cost, less accumulated depreciation (2006—$3,577,000; 2005—$3,445,000)	331,745	481,424
Intangible assets at cost, less accumulated amortization (2006—$1,452,000; 2005—$1,033,000)	2,674,089	3,093,959
Goodwill	3,117,470	3,117,470

Total assets	$20,692,444	$24,055,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,125,409	$1,441,474

Total liabilities	1,125,409	1,441,474

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	76,997,485	76,814,067
Retained-earnings deficit	(53,488,811)	(50,216,482)
Treasury stock at cost: 2006—2,383,340 shares; 2005—2,366,816 shares	(3,862,321)	(3,814,722)
Accumulated other comprehensive loss	(108,384)	(198,098)
Total stockholders’ equity	19,567,035	22,613,831
Total liabilities and stockholders’ equity	$20,692,444	$24,055,305

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$3,765,836	$4,077,380	$12,576,972	$13,188,994
Other	—	1,137	—	6,976
Total revenues	3,765,836	4,078,517	12,576,972	13,195,970
Expenses:
Selling and marketing	2,218,709	1,579,797	7,170,308	4,939,144
Operations	1,363,041	1,900,587	4,321,799	5,534,180
General and administrative	821,141	993,301	2,599,839	2,844,083
Depreciation and amortization	192,000	237,311	655,937	731,406
Impairment of land and building	1,321,000	—	1,321,000	—
Total expenses	5,915,891	4,710,996	16,068,883	14,048,813
Operating loss	(2,150,055)	(632,479)	(3,491,911)	(852,843)
Interest income (net)	83,038	71,112	248,311	196,881
Gain (loss) on disposal of assets	50	—	(28,729)	—

Net loss	$(2,066,967)	$(561,367)	$(3,272,329)	$(655,962)
Net loss per common share, basic and diluted	$(0.28)	$(0.08)	$(0.45)	$(0.09)
Weighted average common shares and equivalents outstanding:
basic	7,310,289	7,329,368	7,314,945	7,329,368
diluted	7,310,289	7,329,368	7,314,945	7,329,368

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2005:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(45,290,292)	$(3,793,985)	$(143,317)	$27,615,539
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss-unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)
Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)
Balance at December 31	9,688,709	29,066	76,814,067	(50,216,482)	(3,814,722)	(198,098)	22,613,831
2006:
Nine months ended September 30, 2006 (unaudited)
Net loss	—	—	—	(3,272,329)	—	—	(3,272,329)
Other comprehensive income-unrealized gain on investments	—	—	—	—	—	89,714	89,714
Total comprehensive loss							(3,182,615)
Stock option expense	—	—	183,418	—	—	—	183,418
Purchase of 16,524 shares of treasury stock	—	—	—	—	(47,599)	—	(47,599)

Balance at September 30, 2006 (unaudited)	9,688,709	$29,066	$76,997,485	$(53,488,811)	$(3,862,321)	$(108,384)	$19,567,035

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,272,329)	$(655,962)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	236,066	273,061
Amortization	411,362	500,953
Loss on disposal of assets	28,729	—
Impairment of land and building	1,321,000	—
Accounts payable and accrued liabilities	(316,065)	36,345
Commissions receivable	334,347	104,169
Stock compensation	183,418	—
Other assets	40,103	(12,738)
Net cash provided (used) by operating activities	(1,033,369)	245,828

Cash flows from investing activities:
Purchases of investments	(2,462,020)	(1,508,147)
Proceeds of maturities of investments	3,000,000	1,000,000
Proceeds of sales of investments	250,229	—
Purchase of furniture, equipment and computer software	(56,741)	(169,977)
Net cash provided (used) by investing activities	731,468	(678,124)

Cash flows from financing activities:
Purchase of treasury stock	(47,599)	—
Net cash used by financing activities	(47,599)	—
Net decrease in cash and cash equivalents	(349,500)	(432,296)
Cash and cash equivalents at beginning of period	746,708	1,355,970
Cash and cash equivalents at end of period	$397,208	$923,674

See accompanying notes.

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMETS
(Unaudited)

1.  Description of Business

Insure.com, Inc., formerly known as Quotesmith.com, Inc., (the Company) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes for numerous life insurance products.  The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced, including industry-standard volume based bonus commissions paid by participating life insurance companies.  The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentive to its employees, officers and directors.  Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plans.  Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years.  As of September 30, 2006, there were options outstanding on 380,561 shares of stock under these plans.

Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.  During the three and nine month periods ended September 30, 2006, the Company recorded compensation expense related to stock options in the amount of $63,000 and $183,000, respectively.  Unrecognized compensation expense related to stock options totaled $118,000 as of September 30, 2006.  Expense was calculated using the Black-Scholes options pricing model.  The inputs for volatility and expected term of the options were primarily based on historical information.

The Company implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.  Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods.  Had compensation expense for the Company’s stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123 (R), approximate net loss and net loss per share would have been as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss	$(561,367)	$(655,962)
Less pro forma stock compensation using fair value method	(32,469)	(144,949)
Pro forma net loss	$(593,836)	$(800,911)
Pro forma net loss per common share, basic and diluted	$(0.08)	$(0.11)

The following weighted-average assumptions were used to estimate the fair values of options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005
Risk-free interest rate	4.37%	3.84%
Volatility factor	58.53%	75.00%
Dividend yield	—	—
Weighted-average expected life	5.5 years	5.0 years
Weighted-average per share fair value	$1.70	$3.04

Stock option activity for the nine months ended September 30, 2006 is summarized below:

		Weighted-Average	Weighted-Average
	Number of	Option Price	Remaining Contractual
	Shares	Per Share	Life (Years)

Outstanding at January 1, 2006	412,061	$6.71

Granted	85,000	3.00
Exercised	—	—
Forfeited	(66,500)	5.17

Outstanding at September 30, 2006	430,561	6.22	6.21

Exercisable at September 30, 2006	275,394

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net loss	$(2,066,967)	$(561,367)	$(3,272,329)	$(655,962)

Basic shares outstanding	7,310,289	7,329,368	7,314,945	7,329,368
Effect of stock options	0	0	0	0
Diluted potential common shares	7,310,289	7,329,368	7,314,945	7,329,368

Earnings per share, basic and diluted	$(0.28)	$(0.08)	$(0.45)	$(0.09)

4.  Intangible Assets Acquired

Intangible assets acquired in 2004 consist of the following:

	Intangible Asset	Estimated	Amortization
	Cost	Useful Life	Method

Insurance contract renewals	$3,538,000	10 years	Accelerated

Non-compete agreement	589,000	6 years	Straight line

Total	$4,127,000

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

5.  Land and Building – Held for Sale

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

In October 2006, the Company accepted an offer to sell the land and building for a net price, after commissions and sales expenses, of $3,926,042, which was $1,321,000 less than the carrying value of the land and building.  Accordingly, the

Company has recorded an impairment charge in the financial statements as of September 30, 2006, of $1,321,000, and is reporting the land and building at $3,926,042 as of September 30, 2006.

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

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.  Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods.  During the three and nine month periods ended September 30, 2006, we recorded compensation expense related to stock options in the amounts of $63,000 and $183,000, respectively.  Expense for all of 2006 for options that have been issued but are not yet fully vested is expected to be $246,000.  Had Statement 123 (R) been applied retroactively, compensation expense related to stock options in the amount of $32,000 and $145,000 would have been recorded during the three and nine month periods ended September 30, 2005, respectively.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).  Compensation expenses are calculated under Statement 123 (R) using the same methodology as had previously been used to calculate pro-forma compensation expenses under Accounting Principles Board Opinion 25.

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

The Company acquired land and a building as part of its 2004 acquisition of certain assets of Life Quotes, Inc.  This property was used to house the Company’s call center in Evergreen, Colorado, from the date of the acquisition until it was closed effective February 1, 2006.  The Company has since made the decision to sell the property and has classified it on its balance sheet as “held for sale.”  As a result, the property is carried at the lower of cost or fair value, less selling costs, and is classified as a current asset, as it is anticipated that it will be sold within one year.  In October, 2006, the Company accepted an offer to sell the land and building for a net price, after commissions and sales expenses, of $3,926,042, which was $1,321,000 less than the carrying value of the land and building.  Accordingly, the Company has recorded an impairment charge in the financial statements as of September 30, 2006, of $1,321,000, and is reporting the land and building at $3,926,042 as of September 30, 2006.  However, future events could indicate that the fair value, less selling costs, is less than this amount, which could result in an additional impairment charge.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

Commission and fee revenues decreased $313,000, or 8%, in the quarter ended September 30, 2006 when compared to revenue in the same quarter of 2005, and decreased $612,000, or 5%, for the first nine months of 2006, when compared to the first nine months of 2005.  The components of commissions and fees revenue are as follows:

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Commissions -Life	$2,546,412	$3,560,938	$8,433,338	$11,323,837
Commissions-Health	90,721	131,778	302,722	495,422
Sales of non-life insurance leads	1,128,703	384,664	3,840,912	1,369,735
Total commissions and fees revenue	3,765,836	4,077,380	12,576,972	13,188,994

Life insurance commission revenue decreased $1,015,000, or 28%, for the third quarter, as compared to the same quarter in 2005, as a result primarily of lower production from our telephone sales unit. Life insurance revenue in one quarter is generated primarily by applications written in the prior quarter.   As previously announced, we closed our Colorado life insurance call center as of February 1, 2006, and now provide telephone service to our customers from our Darien, Illinois headquarters facility.  This resulted in fewer applications being written for telephone sales during the first and second quarters of 2006 and, as a result, lower revenue during the third quarter of 2006 and for the nine months ended September 30, 2006.  Telephone sales during the third quarter of 2006 were $1,159,000 lower than in the same quarter of 2005.  Life insurance commission revenue for the first nine months of 2006 decreased $2,890,000, or 26%, from revenue recorded in the same period of 2005.  A decline in telephone sales of $3,021,000 accounts for that variance.  We have now increased the call center staff in Darien in order to be able to write more applications in future periods.  Online sales of life insurance increased by $208,000, or 21%, in the third quarter of 2006, and increased $168,000, or 4% for the nine months ended September 30, 2006, both as compared to the similar periods in 2005.  Life renewal revenue increased $1,000 and $54,000 for the quarter and year to date periods, respectively, as compared to the same periods in 2005.  Commissions from health and other lines of insurance decreased for the quarter and year-to-date periods, as we have been outsourcing this business to third party providers since early in 2005.  Total policies sold during the third quarter of 2006 were 2,721, compared to 3,970 policies in the same quarter last year.  Year-to-date policies sold were 8,926 in 2006 and 13,674 in 2005.  Health and other lines of insurance accounted for 3 and 309 of the policies sold during the three and nine-month periods ended September 30, 2005.  Fees from the sale of non-life insurance leads, primarily auto and health, increased $710,000, or 169%, and $2,372,000, or 161%, during the three and nine month periods ended September 30, 2006, when compared with the revenue generated in the comparable periods in 2005, due primarily to an increase in the rates being paid for online traffic and the outsourcing of our health insurance business.

Expenses

Selling and Marketing.  Selling and marketing expenses increased $639,000, or 40%, to a total of $2.2 million for the third quarter of 2006, as compared to expenses in the same quarter of last year.  These expenses increased $2,231,000, or 45%, for the nine months ended September 30, 2006, as compared to the first nine months of 2005.  We intentionally increased our advertising costs to take advantage of the higher rates being paid for online traffic, which helped to increase our revenue from the sale of internet leads.

Operations.   Operations expenses decreased $538,000, or 28%, in the third quarter of 2006, and decreased $1,212,000, or 22%, for the first nine months of 2006, both as compared to the same periods in 2005.  The closing of the Colorado office, resulting in a smaller staff, accounted for most of those decreases.

General and Administrative.  General and administrative costs decreased $172,000, or 17%, and $244,000, or 9%, for the three and nine month periods ended September 30, 2006, as compared with the same periods in 2005.  Lower costs for insurance and legal fees more than offset the additional cost of expensing stock options, as mentioned above.

Depreciation and Amortization.  Depreciation and amortization charges decreased $45,000, or 19%, in the third quarter of 2006 and $75,000, or 10%, for the first nine months of 2006, when compared to the results in the comparable periods in 2005.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the decrease.

Interest Income

Interest income increased $12,000 in the third quarter of 2006 and $52,000 year-to-date, as compared to the same periods in 2005, due to a larger investment portfolio and higher interest rates in 2006.

Income Taxes (Credit)

We had no income tax credit for 2006 and 2005 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors has authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program. Through September 30, 2006, we had repurchased 23,999 shares under this program.

As previously announced, the Company is engaged in efforts to sell its Evergreen, Colorado land and building, which was previously used to house the now-closed Colorado life insurance call center.  In October 2006, the Company accepted an offer to sell the land and building for a net price, after commissions and sales expenses, of $3,926,042, which was $1,321,000 less than the carrying value of the land and building.  Accordingly, the Company has recorded an impairment charge in the financial statements as of September 30, 2006, of $1,321,000, and is reporting the land and building at $3,926,042 as of September 30, 2006.  There can be no assurance that the transaction will close or what the ultimate proceeds from a sale will be.

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

Cash used by operating activities was approximately $1,033,000 for the first nine months of 2006, compared with cash provided by operating activities of $246,000 for the same period in 2005.  In 2006, non-cash expenses for depreciation, amortization, impairment of land and building and stock option compensation and the net collection of commissions receivable were not enough to offset the net loss for the period.  Cash was also used by a net decrease in accounts payable and accrued liabilities.  During the first nine months of 2005, non-cash charges for depreciation and amortization and the collection of commissions receivable were more than enough to offset the net loss.

Cash provided by investing activities was $731,000 in the first nine months of 2006, as the proceeds from maturities and bond sales in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets.  During the first nine months of 2005, cash was used for the purchase of bonds and fixed assets in excess of the proceeds from bond maturities.

Cash used in financing activities during the nine months of 2006 consisted of the repurchase of treasury shares.  There were no financing transactions during the first nine months of 2005.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and unrealized losses on those investments totaled $108,000 at September 30, 2006, and $198,000 at December 31, 2005.

We did not hold any derivative financial instruments as of September 30, 2006, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and through September 30, 2006.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2005 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 85% of our 2005 revenues were derived from the sale of term life insurance

For the year ended December 31, 2005, approximately 85% of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site.  We generated fee revenues totaling $3.8 million during the nine months ended september 30, 2006, and $2.0 and $1.6 million from these sources in all of 2005 and 2004, respectively.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we are unable to sell our building in Colorado for a price at or above book value and within a reasonable period of time, our business could be harmed

On February 1, 2006, in connection with our announced closing of our Colorado call center, we also announced our intention to offer for sale the building that housed the Colorado call center.  Located in Evergreen, Colorado, that building was acquired as part of the 2004 acquisition of certain assets of the former Life Quotes, Inc. In October, 2006, the Company accepted an offer to sell the land and building for a net price, after commissions and sales expenses, of $3,926,042, which was $1,321,000 less than the carrying value of the land and building.  Accordingly, the Company has recorded an impairment charge in the financial statements as of September 30, 2006, of $1,321,000, and is reporting the land and building at $3,926,042 as of September 30, 2006.  However, future events could indicate that the fair value, less selling costs, is less than this amount, which could result in an additional impairment charge.  If we are unable to sell that property at a price at or above the book value within a reasonable period of time, we may incur an impairment charge and our liquidity could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.3 million for the nine months ended September 30, 2006 and $2.3 million for the year ended December 31, 2005.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of November 3, 2006, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled approximately 31.3% of our outstanding common stock, William Thoms, our Executive Vice President and Chief

Operating Officer, directly controlled approximately 7.8% of our outstanding common stock, and Zions Bancorporation controlled approximately 32.4% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

During 2006, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment.  If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge could be recorded.  Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

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

Furthermore, as of November 3, 2006, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer purchases of equity securities.  On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock.  Following is information concerning the results of that program during the quarter ended September 30, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as Part	Shares that May Yet Be
	of Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

August 1 through August 31, 2006	6,200	$2.96	21,999	628,001

September 1 through September 30, 2006	2,000	$2.96	23,999	626,001

Total	8,200	$2.96	23,999	626,001

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
Date: November 3, 2006
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)