Form 10-K
period 2006-12-31
INSURE.COM, INC
filed 2007-03-15
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006.

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

Title of Each Class
Common Stock, $.003 par value
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

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

Aggregate market value of the Registrant’s voting stock held by non-affiliates on March 8, 2007, based on the closing price of said stock on the Nasdaq Capital Market on such date, was $9,702,337.

As of March 8, 2007, 7,301,469 shares of the Registrant’s Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2007, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2007 and beyond. Actual events may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

•       our ability to achieve or sustain profitability;

•       demand for life insurance;

•       significant fluctuations in our quarterly results;

•       our ability to develop our brand recognition;

•       our number of agency contracts;

•       our ability to generate revenue from the sale of Internet leads for lines of insurance other than life;

•       the closing of the sale of our building in Colorado, scheduled for April 30, 2007;

•       our ability to manage our growth;

•       providing accurate insurance quotes;

•       our ability to manage our expenses, quickly respond to changes in our marketplace and meet consumer expectations;

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

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to “we,” “us,” “our,” “Insure.com,” and the “Company” refer to Insure.com, Inc. and its subsidiaries. The information contained on our Web sites, or Web sites that are linked to our Web sites, is specifically not incorporated herein by reference.

ITEM 1.                BUSINESS

Overview

We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 30 life insurance companies. We use this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care, health and travel insurance through various third parties. We generate revenues from the receipt of commissions and fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using licensed agents who are compensated, in part, based on the volume of business sold and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

For the ten-year period ended December 31, 2006, we have spent a total of $79.5 million in direct-to-consumer advertising and have sold approximately 183,000 new policies.

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

The Insure.com Solution

We believe that Insure.com provides the most comprehensive Internet-based insurance service available. Our website enables consumers to obtain instant quotes from over 30 life insurance companies and provides access to quotes for several different insurance products, including health, auto and home insurance, through third parties. Customers who prefer an offline experience can receive comparative life insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers with insurance-related information and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete “quote-to-policy-delivery” insurance solution.

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

Our solution provides the following principal advantages to both consumers and insurance companies:

Comprehensive Source of Insurance Information and Products.   Using our easy-to-navigate web site, consumers can access insurance-related information and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from over 30 life insurance companies, and access to quotes from third parties for several other types of insurance including private passenger automobile, dental, individual and family medical, long-term care, disability and small group medical. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

Guaranteed-Accurate Instant Quotes.   Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. This database serves both the Internet shopper as well as the customer receiving quotes over the phone from a licensed customer service representative. The ability to obtain instant quotes on the Internet is the first priority for consumers purchasing insurance online, according to a recent survey by an independent research group. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases with information obtained directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we will provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we will provide the lowest price quote available with respect to term life insurance policies. We believe these Insure.com guarantees are unmatched by any competitor.

Consumer in Control.   We put consumers in control of their insurance purchase decisions by providing them with the ability to efficiently search, analyze and compare prices of insurance products from multiple insurance companies in complete privacy, on their own time and free from the pressure to buy associated with traditional face-to-face sales. Consumers choose from what we believe is the largest selection of insurance companies using their own preferences regarding price and insurance company rating. Consumers are able to purchase insurance directly through us without ever speaking to a salesperson if they so choose.

Convenience.   Consumers who use our services no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies’ policies, we provide real time access to a large database of over 30 insurance companies’ products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

Quote to Policy Delivery Support.   Consumers can purchase insurance directly through us. Unlike insurance lead referral services, at Insure.com we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

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

We implement our customer service objectives by:

•       requiring all new employees to attend “Insure.com University,” a training course that teaches all of the service tasks we perform for our customers;

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

User Friendly System.   At our web site, www.Insure.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use web site is designed for fast viewing and general compatibility with all commonly used web browsers. Callers can also receive quotes, discuss policy options with our licensed insurance agents and initiate purchase requests over the telephone.

Our Strategy

Our strategy is to be the leading service for all insurance needs of individuals. The key elements of our strategy include:

Continue to Build the Insure.com Brand.   We will continue to pursue a cost-effective marketing strategy designed to promote our Insure.com brand and consumer awareness of the benefits of researching and buying insurance through us.

Continue to provide the customer with the ability to receive life insurance quotes and buy either online or through a telephone based sales staff.   Our website features our proprietary online application technology for most of our term life insurance offerings. While providing a very efficient and cost effective method of fulfillment, it is our belief many potential buyers are still uncomfortable buying insurance online. For that reason, we also provide a telephone-based complement to our online sales model for term life insurance.

Continue to generate revenue from the sale of non-life insurance Internet leads.   Our Website attracts visitors who are interested in information about lines of insurance other than life insurance. We provide this information through our library of articles and with various insurance tools. We also provide these visitors with access to quotes for insurance other than life by directing them to the Websites of various third parties, for which we receive fee revenue.

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

Our Business Model

Our model enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. Even if the customer prefers to transact this business by phone, we can provide instant quotes from our database of over 30 life insurance companies, and our online application technology provides an efficient order entry platform. We provide a complete “quote-to-policy-delivery” insurance solution. Our model:

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

•       allows consumers to purchase insurance with or without the involvement of a salesperson;

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

Initial Information Evaluation.   Consumers visit our user-friendly web site or speak with a licensed insurance professional to access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and financial stability ratings of over 30 life insurance companies. To help consumers understand the underwriting process, our web site provides information and helpful tips on how the underwriting process works.

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

Insurance Products

Insure.com historically offered quote and policy-related information regarding term life insurance. We now also  offer instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

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

Technology

Proprietary Insurance Information Database.   We maintain a proprietary database of premium rates and policy coverage information from over 30 life insurance companies. We do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody’s, Standard & Poor’s and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make hundreds of changes to our insurance database.

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

Material Strategic Relationships and Agreements

We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 32% of total revenue for the year ended December 31, 2006, primarily from the sale of leads for insurance other than term life.

Competition

We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services online.

We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote-to-policy-delivery insurance services, instant quotes from over 30 life insurance companies and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created Web sites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote-to-policy-delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

Employees

As of December 31, 2006, we had 108 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Item 1A.             Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997, through the year ended December 31, 2006. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2006 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 66% of our 2006 revenues were derived from the sale of term life insurance

For the year ended December 31, 2006, approximately 66% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed.

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

The sale of Internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell Internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site. We generated fee revenues totaling $5.5 and $2.0 million from these sources in 2006 and 2005, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

If we are unable to close the sale of our building in Colorado, our business could be harmed

We have signed an agreement to sell the building that had housed our Colorado call center, with a closing date of April 30, 2007. Located in Evergreen, Colorado, that building was acquired as part of the 2004 acquisition of certain assets of the former Life Quotes, Inc. During 2006, we recorded impairment charges of $1.8 million to reduce the carrying value of the land and building to the contract price, net of estimated closing costs, of  $3.4 million as of December 31, 2006. If we are unable to close the sale of that property at a price at or above the current book value within a reasonable period of time, we may have to record additional impairment charges.

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

If we must pay out cash reward guarantees, our business could be harmed

We offer consumers a $500 cash reward guarantee that we provide an accurate insurance quote. In addition, we also offer a $500 cash reward guarantee that we will provide the lowest price quote available with respect to term life insurance policies. For the year ended December 31, 2004, we paid $3,500, for the year ended December 31, 2005, we paid $1,000 and for the year ended December 31, 2006 we paid $1,500 in such cash rewards. If our quotes or those of services whose technology we utilize are inaccurate and we are required to pay a material number of cash reward guarantees, it could have a negative effect on our operation results.

The former owner of Life Quotes has a limited non-competition agreement with us

Kenneth Manley, the former owner of Life Quotes, has a non-competition agreement with us that prevents him from competing with us for up to six years. However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent, placing business through Insure.com as managing general agent. He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments. This arrangement could result in Manley obtaining business that we might otherwise have obtained directly.

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $1.7 million for the year ended December 31, 2006, $2.3 million for the year ended December 31, 2005, and $2.9 million for the year ended December 31, 2004.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of March 8, 2007, Robert Bland, our chairman, President and Chief Executive Officer directly or indirectly controlled 30.2% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled 7.8% of our outstanding common stock, and Zions Bancorporation controlled 32.4% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

•       elect our directors;

•       amend certain provisions of our certificate of incorporation;

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

•       authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 288,760 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

We recorded goodwill in the amount of $6.9 million as a result of our 2004 purchase of assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. We did take note of such indicators during the fourth quarter of 2005. These indicators included declining revenues from life insurance sales and a drop in the market price of our common stock. An impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million. There were no indicators of impairment of which we took note during 2006.

During 2007, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge would be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

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

Furthermore, as of March 8, 2007, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 70.4% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Continued terrorist attacks or war could lead to further economic instability and adversely affect our stock price, operations, and profitability

The terrorist attacks that occurred in the United States on September 11, 2001 caused periodic major instability in the U.S. and other financial markets. Possible further acts of terrorism and current and future war risks could have a similar impact. The United States continues to take military action against terrorism and has taken military action in Iraq. Terrorist attacks and continued hostilities in the Middle East may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability. Any such attacks could, among other things, cause further instability in financial markets and could directly, or indirectly through reduced demand, negatively affect our facilities and operations or those of its customers or suppliers.

Item 1B.               Unresolved Staff Comments

Not applicable.

ITEM 2.                Properties

Our executive, administrative and operating offices are located in approximately 19,000 square feet of leased office space in Darien, Illinois under a lease that expires on December 31, 2013. We also own a 43,000 square foot office building in Evergreen, Colorado, that previously housed a call center that was closed on January 31, 2006. This building is currently under contract for sale, with an expected closing date of April 30, 2007.

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

ITEM 4.                Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.                Market for Registrant’s Common Equity and Related Stockholder Matters.

All common stock and per share information in this annual report have been retroactively adjusted to reflect a one-for-three reverse stock split that became effective on March 7, 2001.

Market Information.   Our common stock began trading on the Nasdaq National Market under the symbol “QUOT” on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, which is now known as the Nasdaq Capital Market, retaining its existing symbol, QUOT. On January 8, 2007, the ticker symbol for our common stock was changed to NSUR. As of March 8, 2007 the approximate number of record holders of our common stock was 1,200. The last sale price of our common stock on March 8, 2007 was $4.50. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq Capital Market, as applicable.

	High	Low
2006:
First Quarter	$3.14	$2.58
Second Quarter	3.34	2.53
Third Quarter	3.35	2.50
Fourth Quarter	3.90	2.60
2005:
First Quarter	$5.49	$4.80
Second Quarter	4.84	3.53
Third Quarter	5.42	3.31
Fourth Quarter	3.58	2.17

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

Issuer purchases of equity securities.   On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock. Following is information concerning the results of that program during the fourth quarter of 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs
October 1 through October 31, 2006	1,800	$2.80	1,800	624,201
November 1 through November 30, 2006	2,400	$3.28	4,200	621,801
December 1 through December 31, 2006	600	$3.56	4,800	621,201
Total	4,800	$3.14	4,800	621,201

ITEM 6.                Selected Financial Data.

The historical statement of operations data and balance sheet data in the table below is derived from our financial statements, which are included elsewhere in this annual report. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes, and other financial information included elsewhere in this annual report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$17,219	$17,101	$15,910	$9,737	$10,777
Expenses:
Selling and marketing	8,784	6,541	6,866	4,735	2,912
Operations	6,165	7,275	6,531	3,034	7,032
General and administrative	3,531	3,764	3,148	2,656	2,513
Depreciation and amortization	853	973	1,279	1,053	1,405
Impairment of land and building	1,801	—	—	—	—
Impairment of goodwill	—	3,750	—	—	—
Total expenses	21,134	22,303	17,824	11,478	13,862
Operating loss	(3,915)	(5,202)	(1,914)	(1,741)	(3,085)
Interest income, net	327	276	138	368	359
Realized gain (loss) on sale of securities	—	—	(45)	92	—
Net loss	$(3,588)	$(4,926)	$(1,821)	$(1,281)	$(2,726)
Basic and diluted net loss per share	$(0.49)	$(0.67)	$(0.31)	$(0.26)	$(0.55)
Weighted average common shares and equivalents outstanding, basic and diluted	7,312	7,329	5,851	4,917	4,964

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$1,300	$747	$1,356	$677	$1,640
Working capital	11,383	7,190	5,140	5,607	10,485
Total assets	20,671	24,055	28,843	17,526	19,559
Long-term liabilities	—	—	—	—	35
Total liabilities	1,348	1,441	1,228	760	1,464
Total stockholders’ equity	19,324	22,614	27,615	16,766	18,095

	Year Ended December 31,
	2006	2005	2004	2003	2002
Selected Operating Statistics:
Policies sold
Term life	12,080	16,845	17,485	11,011	16,498
Health and other	—	315	3,236	4,845	4,753
Total policies sold	12,080	17,160	20,721	15,856	21,251

Selected Quarterly Operating Results

The following tables set forth unaudited quarterly statements of operations data for 2006 and 2005. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2006
Revenues	$4,870	$3,941	$3,766	$4,642
Expenses:
Selling and marketing	2,505	2,446	2,219	1,614
Operations	1,579	1,380	1,363	1,843
General and administrative	919	888	822	902
Depreciation and amortization	236	228	192	197
Impairment of land and building	—	—	1,321	480
Total expenses	5,239	4,942	5,917	5,036
Operating income (loss)	(369)	(1,001)	(2,151)	(394)
Interest income	81	84	84	78
Net income (loss)	$(288)	$(917)	$(2,067)	$(316)
Net income (loss) per share basic and diluted	$(0.04)	$(0.13)	$(0.28)	$(0.04)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2005
Revenues	$4,381	$4,737	$4,079	$3,905
Expenses:
Selling and marketing	1,982	1,378	1,580	1,602
Operations	1,786	1,848	1,901	1,740
General and administrative	945	905	993	921
Depreciation and amortization	254	240	237	241
Impairment of goodwill	—	—	—	3,750
Total expenses	4,967	4,371	4,711	8,254
Operating income (loss)	(586)	366	(632)	(4,349)
Interest income	61	65	71	79
Net income (loss)	$(525)	$431	$(561)	$(4,270)
Net income (loss) per share basic and diluted	$(0.07)	$0.06	$(0.08)	$(0.58)

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

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers, and directors. Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plans. In 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company adopted Statement 123 (R) on January 1, 2006, using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on January 1, 2006. As a result, no compensation cost was recognized in connection with stock options that vested prior to 2006. Stock compensation accounting is discussed more fully in Notes 2 and 7 to the financial statements included in this annual report.

Intangible assets acquired in 2001 in the acquisition of Insurance News Network, LLC were amortized on a straight-line basis over three years. These assets were fully amortized as of December 31, 2004.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc. consist of the following:

	Intangible	Estimated
	Asset	Useful	Amortization
	Balance	Life	Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2006 impairment review. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a drop in the market price of its common stock. Our annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. As a result of this determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Revenues increased $118,000 or less than 1%, to $17.2 million in 2006 from $17.1 million in 2005. The components of revenue are as follows:

	Year ended December 31,
	2006	2005
Revenues:
Commissions -Life	$11,349,454	$14,456,897
Commissions-Health	372,270	614,648
Sales of non-life insurance leads	5,497,590	2,022,787
Other revenue	—	6,976
Total revenue	$17,219,314	$17,101,308

Life insurance commissions decreased $3.1 million, or 21%. Sales of life insurance by telephone decreased $3.2 million, primarily due to the closing of our Colorado call center on January 31, 2006. The call center was closed in favor of consolidating all of our call center operations in our Darien, Illinois home office. This was done to reduce the overhead expense of having a second location as well as to improve the efficiency of the call center. This resulted in a significant decrease in the number of phone agents during most of 2006, as we rebuilt the staff in Illinois under a new sales management team. As a result of this change, the number of life insurance policies sold declined to 12,080 in 2006 from 16,845 in 2005, a decrease of 28%. Commission from health insurance decreased 39% in 2006, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, there were no new health insurance policies sold during 2006. All of the commissions result from previously-sold policies that continue in force. Fees from the sale of internet leads for lines of insurance other than life increased 172% to $5.5 million in 2006, compared to $2 million in 2005. This increase results primarily from an increase in the price received for insurance leads that we sell, along with an increase in the number of leads being sold.

Expenses

Selling and Marketing.   Selling and marketing expenses increased $2.2 million, or 34%, in 2006 when compared with 2005, to a total of $8.8 million. We intentionally increased our advertising spending in 2006 in order to take advantage of the higher rates being paid for insurance leads. This resulted in higher revenue from lead sales, which helped to offset the lower life commission revenue that resulted from the closing of the Colorado call center.  Selling and marketing expenses increased to 51% of revenue, compared to  38% of revenue in 2005.

Operations.   Operations expenses decreased 15% to $6.2 million in 2006 from $7.3 million in 2005, primarily as a result of closing the Colorado call center, as mentioned above. We had fewer agents and less overhead as a result of having only one location after January 31, 2006.

General and Administrative.   General and administrative expenses decreased 6%, or $234,000, in 2006 to a total of $3.5 million. Lower legal fees and insurance costs more than offset the new expense for stock option compensation.

Depreciation and amortization.   Depreciation and amortization decreased $120,000 in 2006 when compared to 2005. Amortization costs related to the life insurance renewals acquired in 2004 declines each year in anticipation of policy lapses that will result in steadily declining revenue from these renewal contracts.

Impairment of land and building

The land and building that formerly housed our Colorado call center was placed on the market for sale. During the third quarter of 2006, the Company recognized that the potential net value that could be realized in a sale of the property was lower than the carrying value and accordingly recognized an impairment charge of $1.3 million. This determination was made based on an offer that had been received and accepted by the Company. During the fourth quarter of 2006, that offer to purchase the building was cancelled by the purchaser. In March 2007, the Company received and accepted a lower offer for the property and, accordingly, has recognized an additional impairment charge of $480,000 in the fourth quarter of 2006.

Impairment of goodwill

We recorded goodwill in the amount of $6.9 million in connection with our May 2004 acquisition of certain assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). As discussed earlier, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million. There was no impairment charge in 2006.

Interest Income, Net

Interest income was $327,000 in 2006 compared to $276,000 in 2005. There was no interest expense in 2006 or 2005. Interest income increased due to higher interest rates in 2006.

In 2006, there were realized losses on the sale of securities of $559. During 2005, there were no sales of securities, so there were no realized gains or losses.

Income Taxes (Credit)

We had no income tax credit for 2006 and 2005 due to valuation allowances provided against net deferred tax assets.

Comparison of Years Ended December 31, 2005 and 2004

Revenues

Revenues increased $1.2 million, or 7%, to $17.1 million in 2005 from $15.9 million in 2004. The components of revenue are as follows:

	Year ended December 31,
	2005	2004
Revenues:
Commissions -Life	$14,456,897	$13,220,872
Commissions-Health	614,648	1,046,580
Sales of non-life insurance leads	2,022,787	1,626,179
Other revenue	6,976	16,361
Total revenue	$17,101,308	$15,909,992

Life insurance commissions increased $1.2 million, or 9%. Sales of life insurance by telephone increased $3.2 million, primarily due to the May 2004 acquisition of Life Quotes, Inc., which provided us with a phone sales capability. Sales of life insurance at our website declined $2.2 million, as we directed a significant portion of our advertising in 2005 toward supporting the phone sales center. An increase in renewal commission of $200,000 accounted for the remainder of the increase in life insurance commissions. This increase in revenue was achieved despite a drop in the number of life insurance policies sold to 16,845 in 2005 from 17,485 in 2004, a decrease of 4%, as our average total commission per policy sold increased. Commissions from health insurance decreased 41% in 2005, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, total health insurance policies sold decreased 90% to 315 in 2005 from 3,236 in 2004. Fees from the sale of internet leads for lines of insurance other than life increased 24% to $2 million in 2005, resulting from higher revenue from the sale of auto insurance traffic as well as new revenue from the sale of health insurance traffic.

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

Liquidity and Capital Resources

We currently expect that our cash and fixed maturity investments of $8.2 million at December 31, 2006 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

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

Cash used by operating activities was approximately $814,000 in 2006, while cash provided by operating activities was approximately $171,000 in 2005 and $503,000 in 2004, as shown in our statements of cash flows included elsewhere in this annual report. The decrease in cash flow in 2006, compared to the amounts provided in 2005 and 2004, was primarily the result of an increase in the net loss after adjustment for non-cash expenses, such as depreciation, amortization and impairment charges.

Cash provided by investment activities in 2006 totaled $1.4 million, and resulted from the proceeds of investment maturities and sales exceeding the amount reinvested.  Cash used for investing activities in 2005 totaled $759,000, consisting of the purchase of fixed income investments in excess of investment maturities of $503,000, and the purchase of fixed assets of $256,000. Cash used for investing activities in 2004 totaled $12.5 million, consisting primarily of the acquisition of Life Quotes. Fixed maturity securities were sold, generating $11.9 million, to help fund the $18.7 million acquisition. The purchase of securities in excess of maturities used $5.5 million of cash.

Cash used for financing activities in 2006 and 2005 totaled $63,000 and $21,000, respectively, and consisted of the repurchase of shares of our common stock. Cash provided by financing activities in 2004 totaled $12.7 million, consisting primarily of the sale of common stock to fund the Life Quotes acquisition. The Company also borrowed and later repaid $6.5 million in connection with the acquisition.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2006.

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	2,027,255	193,632	506,068	644,228	683,327
Purchase obligations	—	—	—	—	—

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

Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. As of December 31, 2006, there were net unrealized losses of $83,538 on those investments. There were net unrealized losses on those investments totaling $198,098 at December 31, 2005.

We did not hold any derivative financial instruments as of December 31, 2006, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.                Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.               Other Information

Not applicable

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The sections entitled “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders scheduled for May 17, 2007.

The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	53	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	54	Executive Vice President, Chief Operating Officer
Phillip A. Perillo	57	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	42	Vice President, Corporate Secretary

Robert S. Bland has served as our Chairman of the Board, President and Chief Executive Officer since he founded Insure.com in 1984. From 1979 to 1984, Mr. Bland was president and sole stockholder of Security Funding Corporation, an insurance agency. In March 1984, Mr. Bland sold Security Funding Corporation in order to raise capital to found Insure.com. Mr. Bland holds a B.S. in marketing from the University of Colorado.

William V. Thoms has served as our Executive Vice President since 1994. From 1988 to 1993, Mr. Thoms was responsible for our operations and customer service departments. Mr. Thoms is a founding stockholder. Prior to joining us, Mr. Thoms was a sales manager for Western Dressing, Inc., a privately held salad dressing manufacturing company, from 1972 to 1987.

Phillip A. Perillo has served as our Senior Vice President and Chief Financial Officer since May of 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and Marsh & McLennan. Mr. Perillo holds an MBA in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago, and is a Certified Public Accountant.

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

Item 11.                 Executive Compensation

The sections entitled “Executive Compensation,” excluding the Compensation Committee Report and the stock price performance graph, “Management—Director Compensation” and “Management—Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders scheduled for May 17, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Principal Shareholders” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders scheduled for May 17, 2007.

The following table sets forth the following information as of December 31, 2006: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	380,561	$6.77	338,760
Equity compensation plans not approved by security holders	—	—	—
Total	380,561	$6.77	338,760

Please see note 7 to the audited financial statements of Insure.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Insure.com, Inc. Stock Option Plans.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders scheduled for May 17, 2007.

Item 14.                 Principal Accounting Fees and Services

Audit Fees

The aggregate fees for each of the last two fiscal years for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q were $259,000 in 2006 and $283,000 in 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Ernst & Young LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $0 in 2006 and $0 in 2005.

Tax Fees

For the last two years, there were no fees billed for professional services rendered by Ernst & Young LLP for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Ernst & Young LLP, other than the services reported above, were $1,500 in 2006 and $1,500 in 2005. The fees were for use of the Ernst & Young online service.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee the authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

All of the above services for 2006 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

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

(c)           Schedules

All required schedules are included.

INSURE.COM, INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Insure.com, Inc.

We have audited the accompanying balance sheets of Insure.com, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insure.com, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
March 15, 2007

INSURE.COM, INC.

BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Cash and equivalents	$1,300,243	$746,708
Fixed maturity investments—available for sale at fair value (Note 3)	4,990,563	4,937,040
Commissions receivable, less allowances (2006—$331,000; 2005—$435,000)	2,599,520	2,599,937
Land and building, held for sale (Note 8)	3,446,000	—
Other assets	393,882	348,205
Total current assets	12,730,208	8,631,890
Fixed maturity investments—available for sale at fair value (Note 3)	1,949,970	3,425,145
Land	—	830,000
Building, less accumulated depreciation (2005—$195,000)	—	4,475,417
Furniture, equipment, and computer software at cost, less accumulated depreciation (2006—$3,578,000; 2005—$3,445,000)	333,853	481,424
Intangible assets at cost, less accumulated amortization (2006—$1,587,000; 2005—$1,033,000) (Note 2)	2,539,564	3,093,959
Goodwill (Notes 2 and 5)	3,117,470	3,117,470
Total assets	$20,671,065	$24,055,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities—current	$1,347,519	$1,441,474
Total liabilities	1,347,519	1,441,474
Stockholders’ equity (Notes 6 and 7):
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,688,709	29,066	29,066
Additional paid-in capital	77,060,144	76,814,067
Retained-earnings deficit	(53,804,513)	(50,216,482)
Treasury stock at cost: 2006—2,388,140 shares; 2005— 2,366,816 shares	(3,877,613)	(3,814,722)
Accumulated other comprehensive income (loss)	(83,538)	(198,098)
Total stockholders’ equity	19,323,546	22,613,831
Total liabilities and stockholders’ equity	$20,671,065	$24,055,305

See accompanying notes.

INSURE.COM, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
Revenues:
Commissions and fees	$17,219,314	$17,094,332	$15,893,631
Other	—	6,976	16,361
Total revenues	17,219,314	17,101,308	15,909,992
Expenses:
Selling and marketing (Note 2)	8,784,153	6,540,954	6,866,341
Operations (Note 7)	6,164,814	7,274,606	6,531,308
General and administrative (Note 7)	3,530,269	3,764,996	3,147,865
Depreciation	298,908	367,853	413,394
Amortization	554,395	605,090	865,296
Impairment of land and building (Notes 2 and 8)	1,801,042	—	—
Impairment of goodwill (Notes 2 and 5)	—	3,750,000	—
Total expenses	21,133,581	22,303,499	17,824,204
Operating loss	(3,914,267)	(5,202,191)	(1,914,212)
Interest income, net (Note 2)	326,795	276,001	138,203
Net realized loss on sale of securities	(559)	—	(45,428)
Loss before income taxes	(3,588,031)	(4,926,190)	(1,821,437)
Income tax credit (Note 4)	—	—	—
Net loss	$(3,588,031)	$(4,926,190)	$(1,821,437)
Net loss per common share, basic and diluted	$(0.49)	$(0.67)	$(0.31)
Weighted average common shares and equivalents outstanding, basic and diluted	7,311,788	7,328,595	5,851,237

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2004:
Balance at January 1	7,317,573	$21,953	$64,075,686	$(43,468,855)	$(3,793,985)	$(69,184)	$16,765,615
Net loss	—	—	—	(1,821,437)	—	—	(1,821,437)
Other comprehensive loss— net unrealized loss on investments	—	—	—	—	—	(74,133)	(74,133)
Total comprehensive loss							(1,895,570)
Proceeds from sale of common stock:
—Zions Purchase	2,363,636	7,091	12,727,759				12,734,850
—exercise of stock options	7,500	22	10,622	—	—	—	10,644
Balance at December 31	9,688,709	29,066	76,814,067	(45,290,292)	(3,793,985)	(143,317)	27,615,539
2005:
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss— net unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)
Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)
Balance at December 31	9,688,709	29,066	76,814,067	(50,216,482)	(3,814,722)	(198,098)	22,613,831
2006:
Net loss	—	—	—	(3,588,031)	—	—	(3,588,031)
Other comprehensive gain— net unrealized gain on investments	—	—	—	—	—	114,560	114,560
Total comprehensive loss							(3,473,471)
Stock option compensation	—	—	246,077	—	—	—	246,077
Purchase of 21,324 shares of treasury stock	—	—	—	—	(62,891)	—	(62,891)
Balance at December 31	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,588,031)	$(4,926,190)	$(1,821,437)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	298,908	367,853	413,394
Amortization	527,986	664,431	974,539
Impairment of land and building	1,801,042	—	—
Impairment of goodwill	—	3,750,000	—
Accounts payable and accrued liabilities	(93,955)	213,790	486,984
Stock option compensation	246,077	—	—
Commissions receivable	417	148,563	326,053
Other	(6,866)	(47,928)	123,438
Net cash provided (used) by operating activities	(814,422)	170,519	502,971
Cash flows from investing activities:
Purchase of investments	(3,437,608)	(2,502,631)	(6,543,222)
Proceeds from investment maturities	4,750,000	2,000,000	1,000,000
Proceeds from sales of investments	249,670	—	11,935,876
Purchase of selected assets of Life Quotes	—	—	(18,703,066)
Purchase of furniture, equipment and software	(131,214)	(256,413)	(223,793)
Net cash provided (used) by investing activities	1,430,848	(759,044)	(12,534,205)
Cash flows from financing activities:
Proceeds of note payable	—	—	6,500,000
Repayment of note payable	—	—	(6,500,000)
Proceeds from issuance of common stock	—	—	12,745,494
Purchase of treasury stock	(62,891)	(20,737)	—
Payment of capital lease obligation	—	—	(35,018)
Net cash provided (used) by financing activities	(62,891)	(20,737)	12,710,476
Net increase (decrease) in cash and equivalents	553,535	(609,262)	679,242
Cash and equivalents at beginning of year	746,708	1,355,970	676,728
Cash and equivalents at end of year	$1,300,243	$746,708	$1,355,970

See accompanying notes.

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1.      Description of Business

Insure.com, Inc. (the Company) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from over 30 life insurance companies for term life insurance products. The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff. The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, health, homeowners, renters, long-term care and travel insurance through various third party web sites and other sources. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced. The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

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

In the period covered in the accompanying financial statements, the Company’s primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company’s total revenues. In 2006, this includes one company with revenues of $1.9 million. In 2005, these include three companies with revenues of $2.6 million, $2.0 million and $1.7 million. In 2004, these included four companies with revenues of $3.7 million, $3.0 million, $2.0 million and $1.6 million. The Company’s business represents one business segment.

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

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Land and Building

During 2006, the Company decided to sell its land and building and, accordingly, recorded the net book value as a current, held for sale asset, effective June 30, 2006. Prior to that date, building costs were depreciated over an estimated useful life of 40 years. Land costs were not depreciated. Repair and maintenance costs are charged to expense as incurred. As the land and building are now classified as held for sale, it is subject to review, on an ongoing basis, for indicators of impairment.

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

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. Amortization expense from these intangible assets totaled $554,000 in 2006, $605,000 in 2005 and $428,000 in 2004, and is expected to total $509,000 in 2007, $468,000 in 2008, $431,000 in 2009, $332,000 in 2010 and $269,000 in 2011.

Intangible assets as of December 31, 2003 represent the value assigned to the insure.com Web site which was acquired in the 2001 purchase of selected assets of Insurance News Network, LLC. This asset was amortized on a straight-line basis over three years. Amortization expense was $438,000 in 2004.

Goodwill

The Company recorded goodwill in the amount of $6.9 million in connection with its May 2004 acquisition of certain assets of Life Quotes, Inc. While goodwill is not amortized, FAS 142 requires that it be subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise) using a two step process. Such impairment reviews are performed at the entity level, as the Company has one reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its carrying amount, including goodwill. The fair value of the Company is determined using a combination of a market valuation based on a comparison with similar public companies (guideline company method), and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long range plans. Discount rate assumptions are based on an assessment of risk inherent in the Company. If the calculated fair value of the Company exceeds its carrying amount, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the entity exceeds the calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the Company is allocated to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company.

Treasury Stock

The cost of reacquiring the Company’s common stock is reported as a separate component of stockholders’ equity.

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Income Taxes

Deferred income taxes are determined based on the temporary differences between financial reporting and tax bases of assets and liabilities and the effect of net operating loss carryforwards, and are measured using enacted tax rates.

Non-operating Income and Expense

Interest income, net in the accompanying statements of operations includes the following:

	Years ended December 31,
	2006	2005	2004
Interest income	$326,795	$276,001	$218,968
Interest expense	—	—	(80,765)
Interest income, net	$326,795	$276,001	$138,203

In 2006, the Company realized losses of $559 on the sale of fixed maturity investments. There were no realized gains or losses in 2005. In 2004, the Company realized losses of $45,000 on the sale of fixed maturity investments.

Net Loss Per Share

Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.

Comprehensive Income or Loss

Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2006	2005	2004
Unrealized gain (loss) on investments	$114,001	$(54,781)	$(119,561)
Less: Reclassification adjustment for realized losses included in income	559	—	45,428
Other comprehensive income (loss)	$114,560	$(54,781)	$(74,133)

The specific identification method was used for calculating gains or losses on securities reclassified.

Stock Options

Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. During the year ended December 31,

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

2006, the Company recorded compensation expense related to stock options in its income statement in the amount of $246,000, with no related income tax benefit recognized. As a result, net loss was $246,000 higher and net loss per common share (basic and diluted) was $.03 higher under Statement 123 (R).  No income tax benefit was recognized in the income statement for this expense. Unrecognized compensation expense related to stock options totaled $66,000 as of December 31, 2006. Expense was calculated using the Black-Scholes options pricing model. Due to a lack of historical information, the expected term is based on the midpoint between the vesting term and contract term. The volatility assumption is based on historical information.

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

	Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net loss as reported	$(4,926)	$(1,821)
Less pro forma stock compensation using fair value method	(136)	(211)
Pro forma net loss	$(5,062)	$(2,032)
Pro forma net loss per common share, basic and diluted	$(0.69)	$(0.35)

3.                 Investments

Investments are classified as available-for-sale securities and are reported at fair value, as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:
U.S. Government agency bonds	$4,496,259	$1,611	$4,402	$4,493,468
Corporate bonds and commercial paper	2,527,812	—	80,747	2,447,065
Total	$7,024,071	$1,611	$85,149	$6,940,533

December 31, 2005:
U.S. Government agency bonds	$3,999,044	$—	$35,889	$3,963,155
Corporate bonds and commercial paper	4,561,239	—	162,209	4,399,030
Total	$8,560,283	$—	$198,098	$8,362,185

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, investments maturities are as follows:

	Amortized	Fair
	Cost	Value
Due in one year or less	$5,005,120	$4,990,563
Due in 1-2 years	2,018,951	1,949,970
Total	$7,024,071	$6,940,533

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and the intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2006.

4.                 Income Taxes

A reconciliation of income taxes (credit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2006	2005	2004
Pre-tax loss times federal rate	$(1,220,000)	$(1,675,000)	$(619,000)
State income tax credit	(172,000)	(236,000)	(87,000)
Increase in valuation allowance	1,313,000	1,916,000	711,000
Other	79,000	(5,000)	(5,000)
Income tax credit	$—	$—	$—

Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

Significant components of the Company’s deferred tax assets and liabilities are as follows

	December 31,
	2006	2005
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	17,961,000	17,193,000
Capital loss carryforward	18,000	18,000
Depreciation and amortization	2,483,000	1,958,000
Other	313,000	293,000
Total gross deferred tax assets	20,775,000	19,462,000
Valuation allowance	(20,775,000)	(19,462,000)
Net deferred tax assets	—	—
Net deferred tax amounts	$—	$—

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, the Company had net operating loss carryforwards of approximately $46,300,000 available to offset future taxable income, which expire in 2007 to 2026. There were no income taxes paid or recovered in 2004, 2005 or 2006. The Company had a capital loss carryforward of approximately $46,000 to offset future capital gain income, which expire in 2009 through 2011.

5.                 Goodwill

As discussed in Note 2, the Company reviews goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a decline in the market price of its common stock. The annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determinations of fair value were based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded a non-cash impairment charge against earnings in 2005 amounting to $3.75 million.

6.                 Stockholders’ Equity

Treasury Stock

As of December 31, 2006, the Company is authorized to repurchase 621,000 additional shares of its common stock.

Employee Stock Purchase Plan

The Company has a plan under which employees could purchase shares of the Company’s common stock through payroll deductions of up to 10% of each employee’s compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2006. However, this plan is currently inactive.

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

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

7.                 Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, (the Plans), to provide additional incentives to our employees, officers, and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the Plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plan. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of December 31, 2006, there were options outstanding on 380,561 shares of stock under these plans.

The fair value of each option is estimated on the date of the grant using the Black-Scholes model with the assumptions noted in the table below. In order to calculate stock option compensation expense in 2006, and for purposes of the pro forma disclosures presented in Note 2 for 2005 and 2004, the estimated fair values of the option grants are amortized to expense over the options’ vesting period.

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	3.8%	2.1%
Volatility	58.6%	75.2%	79.4%
Expected life (years)	5.5	5.0	5.0

There were no stock options granted below the estimated fair value of the Company’s common stock in 2006, 2005 or 2004.

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

In connection with the 2001 acquisition of selected assets of Insurance News Network, LLC, the Company issued options to acquire 50,000 shares of its common of stock at a price of $2.00 per share. These options remain outstanding as of December 31, 2006.

A summary of options activity as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term (Years)	Value
Beginning Balance	412,061	$6.71
Granted	85,000	3.00
Exercised	—	—
Forfeited	(66,500)	5.17
Outstanding	430,561	$6.22	6.0	$267,599
Exercisable at end of year	287,895	$7.61	4.9	$143,849

The weighted average fair value per share of options granted were as follows:

2006	2005	2004
$1.70	$3.24	$3.40

The total intrinsic value of options exercised during the year ended December 31, 2004 was $33,464. There were no options exercised during the years ended December 31, 2006 or 2005.

A summary of the status of the Company’s nonvested options as of December 31, 2006, and changes during the year then ended, is presented below:

	Shares	Weighted-Average
	Under	Grant-Date
	Option	Fair Value
Nonvested at January 1, 2006	108,000	$3.50
Granted	85,000	1.68
Vested	(30,834)	3.64
Forfeited	(44,667)	3.32
Outstanding	117,499	2.22

As of December 31, 2006, there was $66,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $112,000, $210,000 and $129,000, respectively.

8.                 Land and Building

As discussed in Note 2, the Company reviews the carrying value of the land and building for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the

INSURE.COM, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

carrying amount of the land and building, a loss would need to be charged against current period earnings. During the third quarter of 2006, the Company accepted an offer to sell the land and building for less than the carrying value at that time. After estimating closing costs and broker commissions, the Company recorded an impairment charge of $1,321,000 against income for the quarter ended September 30, 2006. During the fourth quarter of 2006, this proposed sale was cancelled by the buyer. Based on a March 2007 agreement to sell the land and building for $3,400,000, net of estimated closing costs, the Company recorded an additional impairment charge against the land and building of $480,000 as of December 31, 2006.

9.                 Commitments and Contingencies

As of December 31, 2006, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $290,000 in 2007, 2008, 2009, 2010 and 2011.

Rent expense was $267,000 in 2004, $272,000 in 2005 and $290,000 in 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

INSURE.COM, INC.
By:	/s/ ROBERT S. BLAND
Robert S. Bland,
Chairman, President and Chief
Executive Officer
/s/ WILLIAM V. THOMS
William V. Thoms, Executive Vice President,
Chief Operating Officer, and Director
/s/ PHILLIP A. PERILLO
Phillip A. Perillo, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ BRUCE J. RUEBEN
Bruce J. Rueben, Director
/s/ TIMOTHY F. SHANNON
Timothy F. Shannon, Director
/s/ JEREMIAH A. DENTON, JR.
Jeremiah A. Denton, Jr., Director
/s/ RICHARD F. GRETSCH
Richard F. Gretsch, Director
/s/ JOHN B. HOPKINS
John B. Hopkins, Director

EXHIBITS

FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1††	Restated Certificate of Incorporation of Company.
3.2††	Amended and Restated By-Laws of the Company.
4.3††	Form of Rights Agreement.
4.3(a) ††	Certificate of Designation, Preferences and Rights.
10.1††	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2††	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3††	Employment Agreement between the Company and Robert S. Bland.
10.4††	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6††	Form of Director Indemnification Agreement.
10.7††	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8††	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9††	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10††	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A.
10.11††	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12††	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†	Stock Purchase Agreement, dated as of March 1, 2004, between the Company and Zions Bancorporation
10.14†	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thom
10.15†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and with Robert S. Bland (12/15/03), dated March 1, 2004
10.16†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and William V. Thoms (2/10/03), dated March 1, 2004
10.17†	Asset Purchase Agreement, dated as of January 31, 2004, by and among the Company, Life Quotes Acquisition, Inc., Life Quotes, Inc. and Kenneth L. Manley
10.18†	Real Estate Purchase and Sale Agreement, dated as of January 31, 2004, between Life Quotes Acquisition, Inc. and The Kenneth L. Manley Revocable Trust dated as of June 10, 1987
10.19††††	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan
21.0	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1††††	Code of Ethics

†	Incorporated by reference to the Company’s Current Report on Form 8-K, filed March 4, 2004.
††	Incorporated by reference to the Company’s Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.
†††	Incorporated by reference to the Company’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.
††††	Incorporated by reference to the Company’s 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2004.