Form 10-Q
period 2007-03-31
INSURE.COM, INC
filed 2007-05-11
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

INSURE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes   ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,301,469 shares of the registrant’s common stock, net of treasury shares, were outstanding as of May 3, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$659,741	$1,300,243
Fixed maturity investments – available for sale at fair value	5,469,008	4,990,563
Commissions receivable, less allowances (2007 — $370,000; 2006 — $331,000)	2,543,246	2,599,520
Land and building, held for sale	3,446,000	3,446,000
Other assets	419,855	393,882
Total current assets	12,537,850	12,730,208
Fixed maturity investments- available for sale at fair value	1,468,290	1,949,970
Furniture, equipment, and computer software at cost, less accumulated depreciation (2007—$3,638,000; 2006—$3,578,000)	380,657	333,853
Intangible assets at cost, less accumulated amortization (2007—$1,722,000; 2006—$1,587,000)	2,405,039	2,539,564
Goodwill	3,117,470	3,117,470

Total assets	$19,909,306	$20,671,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,409,353	$1,347,519

Total liabilities	1,409,353	1,347,519

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2007—9,689,609; 2006—9,688,709	29,069	29,066
Additional paid-in capital	77,100,284	77,060,144
Retained-earnings deficit	(54,686,614)	(53,804,513)
Treasury stock at cost: 2,388,140 shares;	(3,877,613)	(3,877,613)
Accumulated other comprehensive loss	(65,173)	(83,538)
Total stockholders’ equity	18,499,953	19,323,546
Total liabilities and stockholders’ equity	$19,909,306	$20,671,065

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended
	March 31,
	2007	2006
	(unaudited)
Revenues:
Commissions and fees	$4,201,664	$4,870,277
Other	—	—
Total revenues	4,201,664	4,870,277
Expenses:
Selling and marketing	1,775,370	2,505,300
Operations	2,143,474	1,578,592
General and administrative	1,059,394	918,849
Depreciation and amortization	194,937	236,358
Total expenses	5,173,175	5,239,099
Operating loss	(971,511)	(368,822)
Interest income	89,410	80,800

Net loss	$(882,101)	$(288,022)
Net loss per common share, basic and diluted	$(0.12)	$(0.04)
Weighted average common shares and equivalents outstanding, basic and diluted	7,300,946	7,319,987

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2006:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(50,216,482)	$(3,814,722)	$(198,098)	$22,613,831
Net loss	—	—	—	(3,588,031)	—	—	(3,588,031)
Other comprehensive gain- net unrealized gain on investments	—	—	—	—	—	114,560	114,560
Total comprehensive loss							(3,473,471)
Stock option compensation			246,077				246,077
Purchase of 21,324 shares of treasury stock	—	—	—	—	(62,891)	—	(62,891)
Balance at December 31	9,688,709	29,066	77,060,144	(53,804,513)	(3,877,613)	(83,538)	19,323,546

2007:
Threee months ended
March 31, 2007 (unaudited)
Net loss	—	—	—	(882,101)	—	—	(882,101)
Other comprehensive income- net unrealized gain on investments	—	—	—	—	—	18,365	18,365
Total comprehensive loss							(863,736)
Stock option expense	—	—	37,434	—	—	—	37,434
Proceeds from sale of common stock-exercise of options	900	3	2,706	—	—	—	2,709

Balance at September 30, 2006 (unaudited)	9,689,609	$29,069	$77,100,284	$(54,686,614)	$(3,877,613)	$(65,173)	$18,499,953

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(882,101)	$(288,022)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	60,412	89,610
Amortization	102,672	153,090
Loss on disposal of assets	—	29,663
Accounts payable and accrued liabilities	61,834	222,529
Commissions receivable	56,274	(60,098)
Stock option expense	37,434	61,950
Other assets	(25,973)	59,318
Net cash provided (used) by operating activities	(589,448)	268,040

Cash flows from investing activities:
Purchases of investments	(1,946,547)	(1,701,586)
Proceeds of maturities of investments	2,000,000	2,000,000
Net purchase of furniture, equipment and computer software	(107,216)	(44,848)
Net cash provided (used) by investing activities	(53,763)	253,566

Cash flows from financing activities:
Proceeds of issuance of common stock	2,709	—
Purchase of treasury stock	—	(12,300)
Net cash provided (used) by financing activities	2,709	(12,300)
Net increase (decrease) in cash and cash equivalents	(640,502)	509,306
Cash and cash equivalents at beginning of period	1,300,243	746,708
Cash and cash equivalents at end of period	$659,741	$1,256,014

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentive to its employees, officers and directors. Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plans. Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of March 31, 2007, there were options outstanding of 426,161 shares of stock under these plans.

Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. During the three month periods ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options in the amount of $37,000 and $62,000, respectively. Unrecognized compensation expense related to stock options totaled $74,000 as of March 31, 2007. Expense was calculated using the Black-Scholes options pricing model. The inputs for volatility and expected term of the options were primarily based on historical information.

The following weighted-average assumptions were used to estimate the fair values of options granted during the three months ended March 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	4.67%	4.35%
Volatility factor	37.13%	58.69%
Dividend yield	—	—
Weighted-average expected life	5.5 years	5.5 years
Weighted-average per share fair value	$1.86	$1.71

Stock option activity for the three months ended March 31, 2007 is summarized below:

	Number of Shares	Weighted-Average Option Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2007	430,561	$6.22

Granted	50,000	4.38
Exercised	(900)	3.01
Forfeited	(3,500)	20.32

Outstanding at March 31, 2007	476,161	5.93	6.56

Exercisable at March 31, 2007	381,827

Recent Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 in the first quarter of 2007.  The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended
	March 31,
	2007	2006

Net loss	$(882,101)	$(288,022)

Basic shares outstanding	7,300,946	7,319,987
Effect of stock options	—	—
Diluted potential common shares	7,300,946	7,319,987
Earnings per share, basic and diluted	$(0.12)	$(0.04)

4.  Intangible Assets Acquired

Intangible assets acquired in 2004 consist of the following:

	Intangible Asset	Estimated	Amortization
	Cost	Useful Life	Method

Insurance contract renewals	$3,538,000	10 years	Accelerated

Non-compete agreement	589,000	6 years	Straight line

Total	$4,127,000

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

5.  Land and Building – Held for Sale

The Company acquired land and a building in 2004 that was used to house a call center in Evergreen, Colorado. That call center was closed effective February 1, 2006. The Company has made the decision to sell the land and building and, accordingly, it is reported on the balance sheet as “held for sale.” As such, it is reported as a current asset, as it is anticipated to be sold within one year, and its carrying value is at the lower of cost or fair value, less selling costs. See Note 7, below.

6.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

7.  Subsequent Event

The Company closed on the sale of its land and building on April 30, 2007. This property was classified as held for sale at March 31, 2007. Net cash proceeds from the sale were $3.3 million.

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

The timing between when we submit a consumer’s application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company’s backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged over three months. Any changes in the amount of time between submitted application and revenue recognition, a significant portion of which is not under our control, will create fluctuations in our operating results and could harm our business, operating results and financial condition.

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

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date. Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods. During the three month periods ended March 31, 2007 and 2006, we recorded compensation expense related to stock options in the amounts of $37,000 and $62,000, respectively. Expense for all of 2007 for options that have been issued but are not yet fully vested is expected to be $83,000. We made no modifications to outstanding share options prior to the adoption of Statement 123 (R). Compensation expenses are calculated under Statement 123 (R) using the same methodology as had previously been used to calculate pro-forma compensation expenses under Accounting Principles Board Opinion 25.

Intangible assets consist of the following:

	Intangible Asset Cost	Estimated Useful Life	Amortization Method

Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line
Total	$4,127,000

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

The Company acquired land and a building as part of its 2004 acquisition of certain assets of Life Quotes, Inc. This property was used to house the Company’s call center in Evergreen, Colorado, from the date of the acquisition until it was closed effective February 1, 2006. The Company has since made the decision to sell the property and has classified it on its balance sheet as “held for sale.” As a result, the property is carried at the lower of cost or fair value, less selling costs, and is classified as a current asset, as it is anticipated that it will be sold within one year. During 2006, the Company recorded impairment charges totaling $1,801,000 against the property based on offers received and accepted to sell the land and building. The value on the balance sheet as of March 31, 2007, is net of these impairment charges. On April 30, 2007, the Company closed on the sale of this property, receiving net cash proceeds of $3.3 million.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters Ended March 31, 2007 and March 31, 2006

Revenues

Revenues decreased $669,000, or 14%, in the quarter ended March 31, 2007 when compared to revenue in the same quarter of 2006. The components of commissions and fee revenue are as follows:

	Quarter ended
	____March 31,______
	2007	2006

Revenues:
Commissions -Life	$2,992,461	$3,196,323
Commissions-Health and other	82,772	108,555
Sales of non-life insurance leads	1,126,431	1,565,399
Total commissions and fees revenue	4,201,664	4,870,277

Life insurance commission revenue decreased $204,000, or 6%, for the quarter. First year life insurance commission income was down slightly in the first quarter of 2007, decreasing by $5,000. Life insurance renewal commissions decreased $17,000, compared to the same period in 2006. Revenue shared with partners who supply life insurance customers, which is accounted for as a decrease in revenue, increased $183,000, causing the decline in life insurance commission revenue. Commissions from health and other lines of insurance decreased $26,000, or 24% for the quarter, as we have been outsourcing this business to third party providers since early in 2005. Total policies sold during the first quarter of 2007 were 3,313, compared to 3,160 policies in the same quarter last year. Fees from the sale of insurance leads, primarily auto and health, decreased $439,000, or 28%, during the first quarter when compared with the revenue generated in the comparable period in

2006. We focused our advertising on the sale of life insurance, which may have negatively impacted our revenue from the sale of non-life insurance leads.

Expenses

Selling and Marketing. Selling and marketing expenses decreased $730,000, or 29%, to a total of $1.8 million for the first quarter of 2007, as compared to expenses in the same quarter of last year. We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle.

Operations.  Operations expenses increased $565,000, or 36%, in the first quarter of 2007. Additional agents hired to staff the call center account for most of the increase. As previously reported, we closed our Colorado call center as of February 1, 2006, and have been building a call center in our Darien, Illinois office.

General and Administrative. General and administrative costs increased $141,000, or 15%, in the first quarter of 2007. Higher costs for insurance and legal fees account for most of the increase.

Depreciation and Amortization. Depreciation and amortization charges decreased $41,000 in the first quarter of 2007 when compared to the results in the comparable period in 2006. Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the decrease.

Interest Income

Interest income increased $9,000 in the first quarter of 2007, as compared to the first quarter of 2006, due to higher interest rates on our bond portfolio.

Income Taxes (Credit)

We had no income tax credit for 2007 and 2006 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares outstanding. The Board approved immediate commencement of the repurchase program as conditions warrant. Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months. No date was established for the completion of the program. Through March 31, 2007, we had repurchased 28,799 shares under this program.

As previously announced, the Company has been attempting to sell its Evergreen, Colorado land and building, which was previously used to house the now-closed Colorado life insurance call center. The sale of that facility closed on April 30, 2007, adding $3.3 million to the Company’s cash and investment portfolio.

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

Cash used by operating activities was approximately $589,000 for the first three months of 2007, compared with cash provided by operating activities of $268,000 for the same period in 2006. In 2007, non-cash expenses for depreciation, amortization and stock option compensation, and the net collection of commissions receivable were not enough to offset the net loss for the period. During the first three months of 2006, non-cash charges for depreciation and amortization and stock option compensation expense, and an increase in current liabilities, were more than enough to offset the net loss.

Cash used by investing activities was $54,000 in the first three months of 2007, as funds reinvested in bonds and used to purchase fixed assets exceeded the proceeds from maturities in our bond portfolio. Cash was provided by investing activities in the first three months of 2006 in the amount of $254,000, as the proceeds from maturities in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets.

Cash of $2,700 was provided by financing activities in the first three months of 2007, from the issuance of common stock upon the exercise of stock options. Cash used in financing activities during the three months of 2006 consisted of the repurchase of treasury shares.

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

Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $65,000 at March 31, 2007, and $84,000 at December 31, 2006.

We did not hold any derivative financial instruments as of March 31, 2007, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

                Not applicable.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 and through March 31, 2007. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2006 in order to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

•                  impairment charges against goodwill;

•                  impairment charges against the land and building;

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site. We generated fee revenues totaling $1.1 million during the three months ended March 31, 2007, and $5.5 million from these sources during the year ended December 31, 2006, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $541,000 for the three months ended March 31, 2007 and $1.7 million for the year ended December 31, 2006.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of May 3, 2007, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 30% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 32% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

As a relatively small company with a history of operating losses, the future trading market for our stock may not be active on a consistent basis, which may make it difficult for you to sell your shares

The trading volume of our stock depends in part on our ability to increase our revenue and reduce or eliminate our operating losses, which may increase the attractiveness of our stock as an investment, thereby leading to a more liquid market for our stock on a consistent basis. If we are unable to achieve these goals, or an active market does not develop, the trading market for our stock may be negatively affected, which may make it difficult for you to sell your shares. If an active and liquid trading market does not exist for our common stock, you may have difficulty selling your shares.

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

Furthermore, as of May 3, 2007, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 70% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c. Issuer purchases of equity securities. On October 31, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock. There were no purchases of stock under that program during the quarter ended March 31, 2007:

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
Date: May 3, 2007
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)