Form 10-Q
period 2007-06-30
INSURE.COM, INC
filed 2007-08-08
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

INSURE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102

Darien, Illinois 60561

(Address of principal executive offices)(Zip Code)

(630) 515-0170

(Registrant’s telephone number, including area code)

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,298,252 shares of the registrant’s common stock, net of treasury shares, were outstanding as of August 3, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and cash equivalents	$648,598	$1,300,243
Fixed maturity investments – available for sale at fair value	9,895,098	4,990,563
Commissions receivable, less allowances (2007 — $354,000; 2006 — $331,000)	2,775,611	2,599,520
Land and building, held for sale	—	3,446,000
Other assets	347,950	393,882
Total current assets	13,667,257	12,730,208
Fixed maturity investments-available for sale at fair value	—	1,949,970
Furniture, equipment, and computer software at cost, less accumulated depreciation (2007—$3,699,000; 2006—$3,578,000)	478,535	333,853
Intangible assets at cost, less accumulated amortization (2007—$1,849,000; 2006—$1,587,000)	2,277,847	2,539,564
Goodwill	3,117,470	3,117,470

Total assets	$19,541,109	$20,671,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,324,193	$1,347,519

Total liabilities	1,324,193	1,347,519

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2007—9,689,876; 2006—9,688,709	29,070	29,066
Additional paid-in capital	77,118,896	77,060,144
Retained-earnings deficit	(54,985,652)	(53,804,513)
Treasury stock at cost: 2007—2,391,624; 2006—2,388,140 shares	(3,891,703)	(3,877,613)
Accumulated other comprehensive loss	(53,695)	(83,538)
Total stockholders’ equity	18,216,916	19,323,546
Total liabilities and stockholders’ equity	$19,541,109	$20,671,065

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$4,678,578	$3,940,860	$8,880,243	$8,811,137

Expenses:
Selling and marketing	1,420,633	2,446,299	3,196,004	4,951,599
Operations	2,662,019	1,380,166	4,805,493	2,958,758
General and administrative	820,171	889,510	1,879,565	1,778,697
Depreciation and amortization	188,143	227,580	383,078	463,937
Total expenses	5,090,966	4,943,555	10,264,140	10,152,991
Operating income (loss)	(412,388)	(1,002,695)	(1,383,897)	(1,341,854)
Interest income (net)	110,829	84,472	200,239	165,272
Gain (loss) on disposal of assets	2,519	884	2,519	(28,779)

Net income (loss)	$(299,040)	$(917,339)	$(1,181,139)	$(1,205,361)
Net income (loss) per common share, basic and diluted	$(0.04)	$(0.13)	$(0.16)	(0.16)
Weighted average common shares and equivalents outstanding: basic and diluted	7,299,716	7,314,666	7,300,328	7,317,833

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2006:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(50,216,482)	$(3,814,722)	$(198,098)	$22,613,831
Net loss	—	—	—	(3,588,031)	—	—	(3,588,031)
Other comprehensive gain- net unrealized gain on investments	—	—	—	—	—	114,560	114,560
Total comprehensive loss							(3,473,471)
Stock option compensation			246,077				246,077
Purchase of 21,324 shares of treasury stock	—	—	—	—	(62,891)	—	(62,891)
Balance at December 31	9,688,709	29,066	77,060,144	(53,804,513)	(3,877,613)	(83,538)	19,323,546

2007:
Six months ended June 30, 2007 (unaudited)
Net loss	—	—	—	(1,181,139)	—	—	(1,181,139)
Other comprehensive income- net unrealized gain on investments	—	—	—	—	—	29,843	29,843
Total comprehensive loss							(1,151,296)
Stock option expense	—	—	55,274	—	—	—	55,274
Purchase of 3,484 shares of treasury stock	—	—	—	—	(14,090)	—	(14,090)
Proceeds from sale of common stock-exercise of options	1,167	4	3,478	—	—	—	3,482

Balance at June 30, 2007 (unaudited)	9,689,876	$29,070	$77,118,896	$(54,985,652)	$(3,891,703)	$(53,695)	$18,216,916

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,181,139)	$(1,205,361)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	121,363	178,590
Amortization	168,817	289,895
Stock option expense	55,274	120,759
(Gain) or loss on disposal of assets	(2,519)	28,779
Accounts payable and accrued liabilities	(23,326)	(223,112)
Commissions receivable	(176,091)	347,541
Other assets	45,932	67,509
Net cash used by operating activities	(991,689)	(395,400)

Cash flows from investing activities:
Purchases of investments	(6,131,822)	(1,701,586)
Proceeds of maturities of investments	3,300,000	2,000,000
Proceeds from sale of land and building	3,448,519	—
Purchase of furniture, equipment and computer software	(266,045)	(56,791)
Net cash provided by investing activities	350,652	241,623

Cash flows from financing activities:
Proceeds from issuance of common stock	3,482	—
Purchase of treasury stock	(14,090)	(23,313)
Net cash used by financing activities	(10,608)	(23,313)

Net decrease in cash and cash equivalents	(651,645)	(177,090)
Cash and cash equivalents at beginning of period	1,300,243	746,708
Cash and cash equivalents at end of period	$648,598	$569,618

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three  and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

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

In February 2007 the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact SFAS 159 may have on its financial statements.

In September 2006, FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements”.  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact SFAS 157 may have on its financial statements.

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$(299,040)	$(917,339)	$(1,181,139)	$(1,205,361)

Basic shares outstanding	7,299,716	7,314,666	7,300,328	7,317,833

Earnings per share, basic and diluted	$(0.04)	$(0.13)	$(0.16)	$(0.16)

As of June 30, 2007, 357,894 vested stock options were not considered in the earnings per share calculation, as the effect would be anti-dilutive.

4.  Land and Building

On April 30, 2007, the Company closed on the sale of its land and building in Evergreen, Colorado, which had been previously recorded as held for sale.  The net proceeds approximated the carrying value of $3,446,000, resulting in a net gain of $2,500 being recorded as of that date.

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

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers and directors.  Under the plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plan.  Effective January 1, 2006, we began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for the fair value of stock options granted to employees, including those for which the exercise price is equal to or greater than the market price at the date of the grant.  Prior to that date, we accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant.

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.  Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods.  During the three and six month periods ended June 30, 2007, the Company recorded compensation expense related to stock options in the amount of $18,000 and $55,000, respectively.  During the three and six month periods ended June 30, 2006, the Company recorded compensation expense related to stock options in the amount of $59,000 and $121,000, respectively.  Expense for all of 2007 for options that have been issued but are not yet fully vested is expected to be $83,000.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).

Intangible assets consist of the following:

	Original Cost	Carrying Value at June 30, 2007	Estimated Useful Life	Amortization Method

Insurance contract renewals	$3,538,000	$1,999,826	10 years	Accelerated

Non-compete agreement	589,000	278,021	6 years	Straight-line

Total	$4,127,000	$2,277,847

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No indicators of impairment were noticed in our December 31, 2006 impairment review, and no indicators of impairment have been noticed so far in 2007.  The determination of fair value and any impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2007 and June 30, 2006

Revenues

Revenues increased $738,000, or 19%, in the quarter ended June 30, 2007 when compared to revenue in the same quarter of 2006, and increased $69,000, or 1% during the six months ended June 30, 2007 when compared to the same period in 2006.  The components of commissions and fee revenue are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Commissions -Life	$3,500,764	$2,690,413	$6,493,226	$5,892,868
Commissions-Health	80,278	103,446	163,050	212,001
Sales of non-life insurance leads	1,097,536	1,147,001	2,223,967	2,706,268
Total commissions and fees revenue	4,678,578	3,940,860	8,880,243	8,811,137

Life insurance commission revenue increased $810,000, or 30%, for the quarter, and by $600,000, or 10% for the first six months of 2007, both compared to the like periods in 2006.  These increases can be attributed to the development of our Darien, Illinois call center.  We previously announced the closing of our Colorado call center on January 31, 2006, in favor of centralizing all operations in Darien.  Since then, we have been hiring and training licensed agents to staff that call center.  Total life insurance policies sold increased 26% in the quarter and increased 15% year to date, again due to the development of the call center.  Commissions from health and other lines of insurance decreased $23,000, or 22% for the quarter and $49,000, or 23% year to date, as we have been outsourcing this business to third party providers since early in 2005.  Fees from the sale of insurance leads, primarily auto and health, decreased $49,000, or 4%, during the first quarter and decreased $482,000, or 18% for the first six months of 2007, when compared with the revenue generated in the comparable periods in 2006.  We focused our advertising on the sale of life insurance, which may have negatively impacted our revenue from the sale of non-life insurance leads.

Expenses

Selling and Marketing.  Selling and marketing expenses decreased $1,026,000, or 42%, to a total of $1.4 million for the second quarter of 2007, and decreased $1,756,000, or 35% year to date, as compared to expenses in the same periods of last year.  We intentionally decreased ad spending during the first quarter of 2007, as we were generating more leads for life insurance than our growing call center could effectively handle.  As the call center has become more efficient at handling leads, we have not felt it was necessary to increase our ad spending during the second quarter.

Operations.   Operations expenses increased $1,282,000, or 93%, in the second quarter of 2007 and have increased $1,847,000, or 62%, year to date.  Additional agents hired to staff the call center account for most of this planned increase in expenses.

General and Administrative.  General and administrative costs decreased $69,000, or 8%, in the second quarter of 2007 due to lower rent and stock compensation expenses.  Year to date general and administrative costs are $101,000, or 6% higher than in the previous year due to higher costs for insurance and legal fees.

Depreciation and Amortization.  Depreciation and amortization charges decreased $39,000 in the second quarter of 2007 and decreased $81,000, or 17% during the first six months of 2007, when compared to the results in the comparable periods in 2006.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the decrease.

Interest Income

Interest income increased $26,000 in the second quarter of 2007 and increased $35,000 year to date, as compared to the same periods in 2006, due to higher interest rates on our bond portfolio as well as the investment of the proceeds of the sale of our Colorado real estate on April 30, 2007.

Income Taxes (Credit)

We had no income tax credit for 2007 and 2006 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares then outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program. Through June 30, 2007, we had repurchased 32,283 shares under this program.

We sold our Evergreen, Colorado land and building, which was previously used to house the now-closed Colorado life insurance call center, on April 30, 2007, adding $3.4 million to our cash and investment portfolio.

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

Cash used by operating activities was approximately $992,000 for the first six months of 2007, compared with cash used by operating activities of $395,000 for the same period in 2006.  In 2007, non-cash expenses for depreciation, amortization and stock option compensation were not enough to offset the net loss for the period and an increase in commissions receivable.  During the first six months of 2006, non-cash charges for depreciation and amortization and stock option compensation expense, and the net collection of commissions receivable, were not enough to offset the net loss and a decrease in current liabilities.

Cash provided by investing activities was $351,000 in the first six months of 2007, as funds reinvested in bonds and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio and the sale of our Colorado real estate.  Cash was provided by investing activities in the first six months of 2006 in the amount of $242,000, as the proceeds from maturities in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets.

Cash of $11,000 was used by financing activities in the first six months of 2007, as the repurchase of treasury shares exceeded proceeds from the issuance of common stock upon the exercise of stock options.  Cash used in financing activities was $23,000 during the six months of 2006, consisting of the repurchase of treasury shares.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $54,000 at June 30, 2007, and $84,000 at December 31, 2006.

We did not hold any derivative financial instruments as of June 30, 2007, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and through June 30, 2007.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2006 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

The sale of internet leads may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site.  We generated fee revenues totaling $2.2 million during the six months ended June 30, 2007, and $5.5 million from the sale of leads during the year ended December 31, 2006.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.1 million for the six months ended June 30, 2007 and $1.7 million for the year ended December 31, 2006.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of August 3, 2007, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 30% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 32% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 292,760 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

Our balance sheet contains goodwill in the amount of $3.1 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc.  While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No indicators of impairment were noticed in our December 31, 2006 impairment review.  The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates.  The use of different estimates or assumptions could produce different results.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer purchases of equity securities.  On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of our common stock.  Following is information concerning results of that program during the second quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

May 1 through
May 31, 2007	3,100	$3.99	3,100	618,101

June 1 through
June 30, 2007	384	$4.00	3,484	617,717

Total	3,484	$3.99	3,484	617,717

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

At the Annual Meeting, held on May 17, 2007 stockholders voted to re-elect Jeremiah A. Denton and John B. Hopkins to our board of directors.  Mr. Denton received 7,201,280 votes for his election, no votes against, 63,893 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Hopkins received 7,226,829 votes for his election, no votes against, 38,344 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2007.    There were 7,262,311 votes cast for this proposal, 2,407 votes cast against, 455 votes withheld, no abstentions and no broker non-votes.

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
Date: August 3, 2007
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)