Form 10-Q
period 2007-09-30
INSURE.COM, INC
filed 2007-11-13
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

INSURE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

7,282,310 shares of the registrant’s common stock, net of treasury shares, were outstanding as of November 6, 2007.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and cash equivalents	$960,966	$1,300,243
Fixed maturity investments — available for sale at fair value	9,623,295	4,990,563
Commissions receivable, less allowances (2007 — $403,000; 2006 — $331,000)	3,020,374	2,599,520
Land and building, held for sale	—	3,446,000
Other assets	347,866	393,882
Total current assets	13,952,501	12,730,208
Fixed maturity investments-available for sale at fair value	—	1,949,970
Furniture, equipment, and computer software at cost, less accumulated depreciation (2007—$3,772,000; 2006—$3,578,000)	941,942	333,853
Intangible assets at cost, less accumulated amortization (2007 — $1,972,000; 2006 — $1,587,000)	2,154,322	2,539,564
Goodwill	3,117,470	3,117,470

Total assets	$20,166,235	$20,671,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,407,710	$1,347,519

Total liabilities	1,407,710	1,347,519

Stockholders’ equity:
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2007 — 9,690,476; 2006 — 9,688,709	29,071	29,066
Additional paid-in capital	77,136,535	77,060,144
Retained-earnings deficit	(54,442,029)	(53,804,513)
Treasury stock at cost: 2007 — 2,404,724; 2006 — 2,388,140 shares	(3,940,958)	(3,877,613)
Accumulated other comprehensive loss	(24,094)	(83,538)
Total stockholders’ equity	18,758,525	19,323,546
Total liabilities and stockholders’ equity	$20,166,235	$20,671,065

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenues:
Commissions and fees	$4,615,840	$3,765,836	$13,496,083	$12,576,972

Expenses:
Selling and marketing	1,243,614	2,218,709	4,439,617	7,170,308
Operations	2,033,406	1,363,041	6,838,898	4,321,799
General and administrative	721,338	821,141	2,600,903	2,599,839
Depreciation and amortization	196,366	192,000	579,447	655,937
Impairment of land and building	—	1,321,000	—	1,321,000
Total expenses	4,194,724	5,915,891	14,458,865	16,068,883
Operating income (loss)	421,116	(2,150,055)	(962,782)	(3,491,911)
Interest income (net)	122,507	83,038	322,747	248,311
Gain (loss) on disposal of assets	—	50	2,519	(28,729)

Net income (loss)	$543,623	$(2,066,967)	$(637,516)	$(3,272,329)
Net income (loss) per common share,
basic and diluted	$0.07	$(0.28)	$(0.09)	$(0.45)
Weighted average common
shares and equivalents outstanding:
basic	7,294,329	7,310,289	7,298,348	7,314,945
diluted	7,385,249	7,310,289	7,298,348	7,314,945

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-In	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity
2006:
Balance at January 1	9,688,709	$29,066	$76,814,067	$(50,216,482)	$(3,814,722)	$(198,098)	$22,613,831
Net loss	—	—	—	(3,588,031)	—	—	(3,588,031)
Other comprehensive gain-net unrealized gain on investments	—	—	—	—	—	114,560	114,560
Total comprehensive loss							(3,473,471)
Stock option compensation			246,077				246,077
Purchase of 21,324 shares of treasury stock	—	—	—	—	(62,891)	—	(62,891)
Balance at December 31	9,688,709	29,066	77,060,144	(53,804,513)	(3,877,613)	(83,538)	19,323,546

2007:
Nine months ended September 30, 2007 (unaudited)
Net loss	—	—	—	(637,516)	—	—	(637,516)
Other comprehensive income-net unrealized gain on investments	—	—	—	—	—	59,444	59,444
Total comprehensive loss							(578,072)
Stock option expense	—	—	71,181	—	—	—	71,181
Purchase of 16,584 shares of treasury stock	—	—	—	—	(63,345)	—	(63,345)
Proceeds from sale of common stock-exercise of options	1,767	5	5,210	—	—	—	5,215

Balance at September 30, 2007 (unaudited)	9,690,476	$29,071	$77,136,535	$(54,442,029)	$(3,940,958)	$(24,094)	$18,758,525

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(637,516)	$(3,272,329)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	194,204	236,066
Amortization	211,673	411,362
(Gain) loss on disposal of assets	(2,519)	28,729
Impairment of land and building	—	1,321,000
Accounts payable and accrued liabilities	60,191	(316,065)
Commissions receivable	(420,854)	334,347
Stock compensation	71,181	183,418
Other assets	46,016	40,103
Net cash used by operating activities	(477,624)	(1,033,369)

Cash flows from investing activities:
Purchases of investments	(8,999,749)	(2,462,020)
Proceeds of maturities of investments	6,550,000	3,000,000
Proceeds from sale of land and building	3,448,519	—
Proceeds of sales of investments	—	250,229
Purchase of furniture, equipment and computer software	(802,293)	(56,741)
Net cash provided by investing activities	196,477	731,468

Cash flows from financing activities:
Proceeds from issuance of common stock	5,215	—
Purchase of treasury stock	(63,345)	(47,599)
Net cash used by financing activities	(58,130)	(47,599)
Net decrease in cash and cash equivalents	(339,277)	(349,500)
Cash and cash equivalents at beginning of period	1,300,243	746,708
Cash and cash equivalents at end of period	$960,966	$397,208

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$543,623	$(2,066,967)	$(637,516)	$(3,272,329)

Basic shares outstanding	7,294,328	7,310,289	7,298,348	7,314,945
Effect of stock options	90,921	0	0	0
Diluted potential common shares	7,385,249	7,310,289	7,298,348	7,314,945

Earnings per share, basic and diluted	$0.07	$(0.28)	$(0.09)	$(0.45)

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

Overview and Critical Accounting Policies

We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium.  First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenue in the period in which it is earned. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts upon the achievement of certain levels of annual production.  Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.  Our revenue recognition accounting policy has been applied to all periods presented in this report.

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

We implemented Statement 123 (R) using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date.  Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods.  During the three and nine month periods ended September 30, 2007, the Company recorded compensation expense related to stock options in the amount of $16,000 and $71,000, respectively.  During the three and nine month periods ended September 30, 2006, the Company recorded compensation expense related to stock options in the amount of $63,000 and $183,000, respectively.  Expense for all of 2007 for options that have been issued but are not yet fully vested is expected to be $78,000.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).

Intangible assets consist of the following:

	Original	Carrying Value at	Estimated	Amortization
	Cost	September 30, 2007	Useful Life	Method

Insurance contract renewals	$3,538,000	$1,900,832	10 years	Accelerated

Non-compete agreement	589,000	253,490	6 years	Straight-line

Total	$4,127,000	$2,154,322

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

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2007 and September 30, 2006

Revenues

Revenues increased $850,000, or 23%, in the quarter ended September 30, 2007 when compared to revenue in the same quarter of 2006, and increased $919,000, or 7% during the nine months ended September 30, 2007 when compared to the same period in 2006.  The components of commissions and fee revenue are as follows:

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Commissions -Life	$3,451,700	$2,546,412	$9,944,925	$8,433,338
Commissions-Health	74,649	90,721	237,700	302,722
Sales of insurance leads	1,089,491	1,128,703	3,313,458	3,840,912
Total commissions and fees revenue	4,615,840	3,765,836	13,496,083	12,576,972

Life insurance commission revenue increased $905,000, or 36%, for the quarter, and by $1,512,000, or 18% for the first nine months of 2007, both compared to the like periods in 2006.  These increases can be attributed to the development of our Darien, Illinois call center.  We previously announced the closing of our Colorado call center on January 31, 2006, in favor of centralizing all operations in Darien.  Since then, we have been hiring and training licensed agents to staff that call center.  Total life insurance policies sold increased 53% in the quarter and increased 26% year to date, again due to the development of the call center.  However, on a sequential basis, third quarter application requests were down 15 percent as compared to the second quarter of 2007.  As a result, we expect a sequential revenue decrease in the fourth quarter as compared to the third quarter of 2007. Commissions from health insurance decreased $16,000, or 18% for the quarter and $65,000, or 21% year to date, as we have been outsourcing this business to third party providers since early in 2005.  Fees from the sale of insurance leads decreased $39,000, or 3%, during the quarter and decreased $527,000, or 14% for the first nine months of 2007, when compared with the revenue generated in the comparable periods in 2006.  We focused our 2007 advertising on the sale of life insurance, which may have negatively impacted our revenue from the sale of non-life insurance leads.

Expenses

Selling and Marketing.  Selling and marketing expenses decreased $975,000, or 44%, to a total of $1.2 million for the third quarter of 2007, and decreased $2,731,000, or 38%, year to date, as compared to expenses in the same periods of last year.  We intentionally decreased ad spending during 2007, as we have been generating more leads for life insurance than our growing call center can effectively handle.

Operations.   Operations expenses increased $670,000, or 49%, in the third quarter of 2007 and have increased $2,517,000, or 58%, year to date.  Additional agents hired to staff the call center, along with more staff and expense to process the resulting increase in applications, account for most of this planned increase in expenses.  However, on a sequential basis, operations expenses declined $629,000 as compared to the second quarter of 2007 due to reduced sales agent headcounts and information technology consultant costs.  We expect operations costs to be higher in the fourth quarter which, coupled with the expected decline in commission revenue mentioned above, means that we do not expect to achieve the level of net profit in the fourth quarter that we earned in the third quarter.

General and Administrative.  General and administrative costs decreased $100,000, or 12%, in the third quarter of 2007 due to lower rent and stock compensation expenses, as well as lower property taxes that result from the sale of land and building earlier in 2007.  Year to date general and administrative costs are roughly equivalent to the expenses recorded in the same period in 2006.

Depreciation and Amortization.  Depreciation and amortization charges increased $4,000, or 2%, in the third quarter of 2007 and decreased $76,000, or 12% during the first nine months of 2007, when compared to the results in the comparable periods in 2006.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, accounting for most of the year to date decrease.  Depreciation expenses increased in the third quarter as we have been replacing older computer equipment

Interest Income

Interest income increased $39,000 in the third quarter of 2007 and increased $74,000 year to date, as compared to the same periods in 2006, due to higher interest rates on our bond portfolio as well as the investment of the proceeds of the sale of our Colorado real estate on April 30, 2007.

Income Taxes (Benefit)

We have not reflected an income tax benefit for 2007 and 2006 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of common stock, representing up to 8.9% of the total 7.3 million shares then outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program. Through September 30, 2007, we had repurchased 45,383 shares under this program.

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

Cash used by operating activities was approximately $478,000 for the first nine months of 2007, compared with cash used by operating activities of $1,033,000 for the same period in 2006.  In 2007, non-cash expenses for depreciation, amortization and stock option compensation were not enough to offset the net loss for the period and an increase in commissions receivable.  During the first nine months of 2006, non-cash charges for depreciation, amortization, stock option compensation expense and building impairment, and the net collection of commissions receivable, were not enough to offset the net loss and a decrease in current liabilities.

Cash provided by investing activities was $196,000 in the first nine months of 2007, as funds reinvested in bonds and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio and the sale of our Colorado real estate.  Fixed asset purchases capitalized software development costs of $272,000, which are related to the replacement of our customer service and case management system.  This project is expected to be completed during the fourth quarter of 2007.  Also included in 2007 fixed asset additions are leasehold improvements totaling $229,000, which are a part of our office lease, which was renewed at the beginning of 2007. Cash was provided by investing activities in the first nine months of 2006 in the amount of $731,000, as the proceeds from sales and maturities in our bond portfolio exceeded funds reinvested in bonds and used to purchase fixed assets.

Cash of $58,000 was used by financing activities in the first nine months of 2007, as the repurchase of treasury shares exceeded proceeds from the issuance of common stock upon the exercise of stock options.  Cash used in financing activities was $48,000 during the nine months of 2006, consisting of the repurchase of treasury shares.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $24,000 at September 30, 2007, and $84,000 at December 31, 2006.

We did not hold any derivative financial instruments as of September 30, 2007, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and for the nine months ended September 30, 2007.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2006 in order to achieve profitability.  Even though we achieved profitability in the third quarter of 2007, we may not be able to maintain profitability in the future.

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

The sale of internet leads may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance as well as excess life insurance leads to third party Web sites and others in order to increase the realized revenue from visitors to our Web site.  We generated fee revenues totaling $3.3 million during the nine months ended September 30, 2007, and $5.5 million from the sale of leads during the year ended December 31, 2006.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.6 million for the nine months ended September 30, 2007 and $1.7 million for the year ended December 31, 2006.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of November 6, 2007, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 30% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7% of our outstanding common stock, and Zions Bancorporation controlled approximately 32% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

Furthermore, as of November 6, 2007, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 70% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c.  Issuer purchases of equity securities.  On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of our common stock.  Following is information concerning results of that program during the third quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs

July 1 through July 31, 2007	0	$—	0	617,717

August 1 through August 31, 2007	6,700	$3.70	6,700	611,017

September 1 through September 30, 2007	6,400	$3.83	13,100	604,617

Total	13,100	$3.76	13,100	604,617

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
Date: November 6, 2007
	By:	/s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)