Form 10-K
period 2007-12-31
INSURE.COM, INC
filed 2008-03-04
CIK 1079996

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File No. 000-26781

INSURE.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3299423 (IRS Employer Identification Number)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         Aggregate market value of the Registrant's voting stock held by non-affiliates on February 26, 2008, based on the closing price of said stock on the Nasdaq Capital Market on such date, was $9,181,085.

         As of February 26, 2008, 7,283,110 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

         Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2008, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as "may," "will," "expects," "anticipates," "believes," "intends," "estimates," "could," or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2008 and beyond. Actual events may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

  •
  our ability to achieve or sustain profitability;

  •
  demand for life insurance;

  •
  significant fluctuations in our quarterly results;

  •
  our ability to develop our brand recognition;

  •
  our number of agency contracts;

  •
  our ability to generate revenue from the sale of Internet leads;

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

        See the section of this Annual Report on Form 10-K entitled "Risk Factors" for a description of these and other risks, uncertainties, and factors.

        You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to "we," "us," "our," "Insure.com," and the "Company" refer to Insure.com, Inc. and its subsidiaries. The information contained on our Web sites, or Web sites that are linked to our Web sites, is specifically not incorporated herein by reference.

ITEM 1.    BUSINESS

Overview

        We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Insure.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from about 30 life insurance companies. We use this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care, health and travel insurance through various third parties. We generate revenues from the receipt of commissions and fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using licensed agents who are compensated, in part, based on the volume of business sold and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

        For the ten-year period ended December 31, 2007, we have spent a total of $83 million in direct-to-consumer advertising and have sold approximately 189,000 new policies.

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

        Many companies are trying to address the online insurance opportunity. Some companies have created "lead referral" websites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these websites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still required to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy-delivery insurance solution.

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

The Insure.com Solution

        We believe that Insure.com provides the most comprehensive Internet-based insurance service available. Our website enables consumers to obtain instant quotes from about 30 life insurance companies and provides access to quotes for several different insurance products, including health, auto and home insurance, through third parties. Customers who prefer an offline experience can receive comparative life insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers with insurance-related information and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete "quote-to-policy-delivery" insurance solution.

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

        Our solution provides the following principal advantages to both consumers and insurance companies:

        Comprehensive Source of Insurance Information and Products.    Using our easy-to-navigate web site, consumers can access insurance-related information and decision-making tools, as well as a library of thousands of insurance articles. Our Web site also provides insurance quotes from about 30 life insurance companies, and access to quotes from third parties for several other types of insurance including private passenger automobile, dental, individual and family medical, long-term care, disability and small group medical. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

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

        Convenience.    Consumers who use our services no longer need to contact different insurance companies or salespeople, one by one, in order to gather information to make educated decisions. Unlike traditional agents who only recommend and promote a limited number of insurance companies' policies, we provide real time access to a large database of over 30 insurance companies' products. Our comparison service presents users with a comprehensive listing of insurance quotes, ranked by price. We believe that this large array of available insurance providers in a single destination saves consumers time and effort in searching for and obtaining the most suitable coverage.

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

        We implement our customer service objectives by:

  •
  requiring all new employees to attend "Insure.com University," a training course that teaches all of the service tasks we perform for our customers;

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

Our Business Model

        Our model enables consumers to research, shop for and purchase insurance in a manner that we believe is simpler, faster and more convenient than traditional methods. Even if the customer prefers to transact this business by phone, we can provide instant quotes from our database of about 30 life insurance companies, and our online application technology provides an efficient order entry platform. We provide a complete "quote-to-policy-delivery" insurance solution. Our model:

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

        Initial Information Evaluation.    Consumers visit our user-friendly website or speak with a licensed insurance professional to access our comprehensive database of insurance policy price rates, underwriting guidelines, policy coverage and exclusion information, and financial stability ratings of over 30 life insurance companies. To help consumers understand the underwriting process, our website provides information and helpful tips on how the underwriting process works.

        Search, Retrieval and Comparison.    Online consumers can quickly obtain a customized cost comparison report in a single search by completing a brief questionnaire at the start of the online session. Customers who call or request a quote by mail will receive the same information. Each consumer inquiry triggers a proprietary cost search and comparison algorithm that sorts through a database of thousands of insurance options that is updated daily. The search result, delivered in seconds, is a comprehensive comparison of insurance policies ranked by the lowest price that matches the consumer's criteria. Consumers can then click to view (or callers can discuss with a licensed insurance professional):

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

  •
  Dental.  This currently includes fixed discount plans, HMO and PPO plans. We provide this service using third-party technology.

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

  •
  Business Insurance.  This includes workers compensation, general liability and employment practices coverage, and is offered through a third party.

        We constantly evaluate our offerings based on a number of factors, including market acceptance and profitability. We may decide to add or delete lines of coverage at any time.

Technology

        Proprietary Insurance Information Database.    We maintain a proprietary database of premium rates and policy coverage information from about 30 life insurance companies. We do not rely upon state insurance departments or any other regulatory agencies to obtain any insurance pricing information. Instead, we obtain and regularly update all of the pricing, underwriting and policy coverage information contained in our databases directly from each quoted insurance company. We obtain financial stability ratings from A.M. Best, Fitch, Inc., Moody's, Standard & Poor's and Weiss Ratings, Inc. and hold licenses to distribute the copyrighted rating from each of these ratings services. Our dedicated staff of full-time market reporters regularly contacts the insurance companies quoted on our service and monitors and updates our databases as market conditions warrant. Each business day we make hundreds of changes to our insurance database.

        Technology Systems.    Our systems for processing quotes and purchase requests, application progress tracking, customer notification and revenue recognition are highly automated and integrated. Agents and customer service representatives equipped with online computer terminals can access a customer's account information from our database on demand. Our core technology systems use a combination of our own proprietary technologies and commercially available, licensed technologies. We have internally developed and enhanced our proprietary programs over a period of 20 years using scalable tools and platforms to allow us to rapidly expand our network and computing capacity.

        An internal programming and system administration staff supports our technology. In addition to supporting the systems, our staff continually enhances our software and hardware and develops new systems and services to better service our customers and business objectives.

        Server Hosting and Backup.    Our websites are hosted by a grade "A" telecommunications data center in Chicago, Illinois, which provides redundant communications lines to the internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our web sites offline.

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

        Our marketing strategy is to promote our brand and attract self-directed consumers to our websites. Our marketing initiatives include:

  •
  using direct response print advertisements placed primarily in financially oriented magazines and newspapers;

  •
  advertising via radio and direct mail; and

  •
  entering into strategic relationships with other financial services and general purpose web sites to increase our access to online consumers.

Material Strategic Relationships and Agreements

        We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 24% of total revenue for the year ended December 31, 2007, primarily from the sale of leads for insurance other than term life.

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

        We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote-to-policy-delivery insurance services, instant quotes from about 30 life insurance companies and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created websites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote-to-policy-delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless expect to face intense competition from these other types of insurance services.

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

        We believe that the principal competitive factors in our markets are price, brand recognition, web site useability, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than us. Several of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than we can for developing websites and systems, marketing and promotional campaigns, attracting traffic to their Web sites and attracting and retaining key employees.

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

Employees

        As of December 31, 2007, we had 107 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Item 1A.    Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

        Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 through the year ended December 31, 2007. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2007 in order to achieve profitability. Even though we achieved profitability in the third and fourth quarters of 2007, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 75% of our 2007 revenues were derived from the sale of term life insurance

        For the year ended December 31, 2007, approximately 75% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

  •
  the conversion and fulfillment rates of consumers' applications;

  •
  new websites, services and products by our competitors;

  •
  impairment charges against goodwill;

  •
  price competition by insurance companies in the sale of insurance policies; and

  •
  the level of internet usage for insurance products and services.

        In addition, we have a very long revenue cycle for term life insurance. The time from the date the application is requested by the customer until revenue is recorded averages approximately three months. As a result, substantial portions of our expenses, including selling and marketing expenses, are incurred and recorded in the financial statements well in advance of potential matching revenue generation. If revenues do not meet our expectations as a result of these selling and marketing expenses, our results of operations will be negatively affected.

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

We must further develop our brand recognition in order to remain competitive

        There are many other insurance brokers, insurance carriers and websites that offer services that are competitive with our services. Therefore, we believe that broader recognition and a favorable consumer perception of the Insure.com brand is essential to our future success. Accordingly, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

The sale of internet leads may not generate a material amount of revenues for us

        As part of our marketing strategy, we sell internet traffic that comes to our website and indicates an interest in an insurance product other than life insurance as well as excess life insurance leads to third party Web sites and others in order to increase the realized revenue from visitors to our website. We generated fee revenues totaling $4.3, $5.5 and $2.0 million from the sale of leads during 2007, 2006 and 2005, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

        Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $2.1 million for the year ended December 31, 2007, $1.7 million for the year ended December 31, 2006, and $2.3 million for the year ended December 31, 2005.

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

If we become subject to legal liability for the information we distribute on our website or communicate to our customers, our business could be harmed

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

        In addition, because we have not been appointed as an agent for all of the life insurance companies quoted on our website, we do not have contractual authorization to publish information regarding the policies from insurance companies for whom we are not appointed. Several of these insurance companies have in the past demanded that we cease publishing their policy information and others may do so in the future. In some cases we have published information despite these demands. If we are required to stop publishing information regarding some of the insurance policies that we track in our database, it could harm us.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

        As of February 26, 2008, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 29% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7% of our outstanding common stock, and Zions Bancorporation controlled approximately 32% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

  •
  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 318,094 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

  •
  declare any dividends or distributions.

        The supermajority provision, combined with Zions' right to nominate or appoint one member of our Board of Directors, could discourage others from initiating a potential merger, takeover or another change of control transaction that could be beneficial to our public stockholders. In addition this supermajority provision could make it more difficult for stockholders to change the members and policies of the Board of Directors because any of the actions described above would require the approval of six of our seven directors. As a result, the market price of our stock could be harmed.

If Zions chooses to sell its stock, the market price of our stock could decrease and our ability to raise capital in the public markets may be adversely affected

        Zions currently owns 2,363,636 shares of our common stock. Sales of significant amounts of these shares, or the perception that such sales will occur, could adversely affect the market price of our common stock or our future ability to raise capital through an offering of equity securities or debt securities convertible into debt securities.

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

        Our balance sheet contains goodwill in the amount of $3.1 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2007 impairment review. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results.

        During 2008, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge could be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

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

        Furthermore, as of February 26, 2008 Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 69% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Market Information.    Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, which is now known as the Nasdaq Capital Market, retaining its existing symbol, QUOT. On January 8, 2007, the ticker symbol for our common stock was changed to NSUR. As of February 26, 2008 the approximate number of record holders of our common stock was 1,200. The last sale price of our common stock on February 29, 2008 was $4.10. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq Capital Market, as applicable.

	High	Low
2007:
First Quarter	$4.53	$4.00
Second Quarter	5.49	3.50
Third Quarter	4.42	3.11
Fourth Quarter	5.24	4.00
2006:
First Quarter	$3.14	$2.58
Second Quarter	3.34	2.53
Third Quarter	3.35	2.50
Fourth Quarter	3.90	2.60

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

        Issuer purchases of equity securities.    On October 31, 2005, we announced that our Board of Directors had authorized the repurchase of up to 650,000 shares of its common stock. Following is information concerning the results of that program during the fourth quarter of 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	3,442	$4.00	3,442	601,175
November 1 through November 30, 2007	0	$—	3,442	601,175
December 1 through December 31, 2007	0	$—	3,442	601,175
Total	3,442	$4.00	3,442	601,175

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$18,020	$17,219	$17,101	$15,910	$9,737
Expenses:
Selling and marketing	5,687	8,784	6,541	6,866	4,735
Operations	8,860	6,165	7,275	6,531	3,034
General and administrative	3,306	3,531	3,764	3,148	2,656
Depreciation and amortization	784	853	973	1,279	1,053
Impairment of land and building	—	1,801	—	—	—
Impairment of goodwill	—	—	3,750	—	—

Total expenses	18,637	21,134	22,303	17,824	11,478
Operating loss	(617)	(3,915)	(5,202)	(1,914)	(1,741)
Interest income, net	442	327	276	138	368
Realized gain (loss) on sale of securities	—	—	—	(45)	92

Net loss	$(175)	$(3,588)	$(4,926)	$(1,821)	$(1,281)

Basic and diluted net loss per share	$(0.02)	$(0.49)	$(0.67)	$(0.31)	$(0.26)

Weighted average common shares and equivalents outstanding, basic and diluted	7,294	7,312	7,329	5,851	4,917

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and equivalents	$2,072	$1,300	$747	$1,356	$677
Working capital	12,933	11,383	7,190	5,140	5,607
Total assets	20,939	20,671	24,055	28,843	17,526
Total liabilities	1,695	1,347	1,441	1,228	760
Total stockholders' equity	19,244	19,324	22,614	27,615	16,766

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Statistics:
Policies sold
Term life	15,291	12,080	16,845	17,485	11,011
Health and other	—	—	315	3,236	4,845

Total policies sold	15,291	12,080	17,160	20,721	15,856

Selected Quarterly Operating Results

        The following tables set forth unaudited quarterly statements of operations data for 2007 and 2006. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2007
Revenues	$4,202	$4,679	$4,616	$4,523
Expenses:
Selling and marketing	1,775	1,421	1,244	1,247
Operations	2,144	2,662	2,034	2,020
General and administrative	1,059	818	721	708
Depreciation and amortization	195	188	196	205

Total expenses	5,173	5,089	4,195	4,180

Operating income (loss)	(971)	(410)	421	343
Interest income	89	111	123	119

Net income (loss)	$(882)	$(299)	$544	$462

Net income (loss) per share basic and diluted	$(0.12)	$(0.04)	$0.07	$0.06

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2006
Revenues	$4,870	$3,941	$3,766	$4,642
Expenses:
Selling and marketing	2,505	2,446	2,219	1,614
Operations	1,579	1,380	1,363	1,843
General and administrative	919	888	822	902
Depreciation and amortization	236	228	192	197
Impairment of land and building	—	—	1,321	480

Total expenses	5,239	4,942	5,917	5,036

Operating income (loss)	(369)	(1,001)	(2,151)	(394)
Interest income	81	84	84	78

Net income (loss)	$(288)	$(917)	$(2,067)	$(316)

Net income (loss) per share basic and diluted	$(0.04)	$(0.13)	$(0.28)	$(0.04)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Critical Accounting Policies

        We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commission revenue on other lines of insurance, primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenue in the period in which it is earned. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads for various lines of insurance to third parties. Such revenues are recognized when we receive notification from those sources of the revenue due to us. Our revenue recognition accounting policy has been applied to all periods presented in this report.

        The timing between when we submit a consumer's application for insurance to the insurance company and when we generate revenues has varied over time. The type of insurance product and the insurance company's backlog are the primary factors that impact the length of time between submitted applications and revenue recognition. Over the past three years, the time between application submission and revenue recognition has averaged approximately three months. Any changes in the amount of time between submitted application and revenue recognition, which will be influenced by many factors not under our control, will create fluctuations in our operating results and could affect our business, operating results and financial condition.

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

        While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2007 impairment review as the calculated fair value of the reporting unit exceeded the carrying value by approximately 8%. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results. If the Company is unable to achieve the anticipated projected operating results utilized in the discounted cash flow analysis, there may be future goodwill impairment charges. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a drop in the market price of its common stock. Our annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. As a result of this determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

        No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenues

        Revenues increased $801,000 or 4.6%, to $18.0 million in 2007 from $17.2 million in 2006. The components of revenue are as follows:

	Year ended December 31,
	2007	2006
Revenues:
Commissions -Life	$13,378,856	$11,349,454
Commissions-Health	291,915	372,270
Sales of insurance leads	4,349,098	5,497,590

Total revenue	$18,019,870	$17,219,314

        Life insurance commissions increased $2.0 million, or 18%. This resulted from an increase in the number of paid polices from 12,080 in 2006 to 15,291 in 2007. Increased sales of life insurance by telephone, primarily due to the rebuilding of our call center subsequent to the closing of our Colorado call center on January 31, 2006, provided the increase. Commission from health insurance decreased 22% in 2007, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, there were no new health insurance policies sold during 2006 or 2007. All of the commissions result from previously-sold policies that continue in force. Fees from the sale of internet insurance leads decreased 21% to $4.3 million in 2007, compared to $5.5 million in 2006. This decrease results primarily from a decrease in the number of internet leads being sold, which resulted primarily from a decrease in advertising.

Expenses

        Selling and Marketing.    Selling and marketing expenses decreased $3.1 million, or 35%, in 2007 when compared with 2006, to a total of $5.7 million in 2007 compared to $8.8 million in 2006. We intentionally decreased our advertising spending in 2007 as we were generating more leads than were required for our growing call center. As a result, selling and marketing expenses decreased to 32% of revenue, compared to 51% of revenue in 2006.

        Operations.    Operations expenses increased 44% to $8.9 million in 2007 from $6.2 million in 2006. Compensation costs increased as a result of hiring agents to staff the call center, as well as from hiring support staff to handle the increase in business. Other operating costs, such as postage and telephone expenses, also increased as a result of there being more business to process.

        General and Administrative.    General and administrative expenses decreased 6%, or $225,000, in 2007 to a total of $3.3 million. Lower rent expense from a new lease on our headquarters facility, lower property taxes resulting from the sale of our Colorado land and building, and lower stock option expense resulting from fewer unvested options, all helped to lower general and administrative expenses in 2007.

        Depreciation and amortization.    Depreciation and amortization decreased $69,000 in 2007 when compared to 2006. Amortization costs related to the life insurance renewals acquired in 2004 declines each year in anticipation of policy lapses that will result in steadily declining revenue from these renewal contracts.

Interest Income, Net

        Interest income was $442,000 in 2007 compared to $327,000 in 2006. There was no interest expense in 2007 or 2006. Interest income increased due to higher interest rates in 2007, as well as an increase in invested assets, which increased due to positive operating cash flow and the sale of our Colorado land and building in April 2007.

Income Taxes (Benefit)

        We had no income tax benefit for 2007 and 2006 due to valuation allowances provided against net deferred tax assets as a result of the uncertainty of the future utilization of our net operating loss carryforward assets.

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

Liquidity and Capital Resources

        We currently expect that our cash and fixed maturity investments of $11 million at December 31, 2007 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

        Our sources of funds will consist primarily of commissions generated from the sale of life insurance products, fee revenue from the sale of insurance leads, investment income, and maturity proceeds from our fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment and software.

        Cash used by operating activities was approximately $66,000 in 2007 and $814,000 in 2006, while operating activities provided cash of $171,000 in 2005, as shown in our statements of cash flows included elsewhere in this annual report. The improvement in operating cash flow in 2007, as compared to 2006, resulted primarily from a decrease in the net loss. The decrease in cash flow in 2006, compared to the amount provided in 2005, was primarily the result of an increase in the net loss after adjustment for non-cash expenses, such as depreciation, amortization stock option compensation and impairment charges.

        Cash provided by investment activities was $907,000 in 2007 and totaled $1.4 million in 2006, and resulted from the proceeds of investment maturities and the proceeds of the sale of land and building exceeding amounts reinvested and spent on fixed asset purchases. During 2007, fixed asset purchases totaled $874,000, a significant increase over both 2006 and 2005, and resulted primarily from investing in new computer hardware and software, both from life cycle replacements as well as the development of a new customer management system. Cash used for investing activities in 2005 totaled $759,000, consisting of the purchase of fixed income investments in excess of investment maturities and the purchase of fixed assets.

        Cash used for financing activities in 2007, 2006 and 2005 totaled $70,000, $63,000 and $21,000, respectively, and consisted of the repurchase of shares of our common stock. Our board of directors has authorized the purchase of up to 600,000 additional shares of the our common stock.

        We have no significant off-balance sheet arrangements.

Cash Flow Obligations

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2007.

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,833,624	249,296	574,134	663,507	346,687
Purchase obligations	—	—	—	—	—

Recent Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after

December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial statements. No uncertain tax position reserves were recorded, reversed or settled during 2007.

        We file a U.S. income tax return and tax returns in various state and local jurisdictions. In the U.S., all tax years from 2004 through the present are open. Interest and penalties related to tax positions taken in our tax returns are recorded in income tax expense in the statements of operations. We did not record interest and penalties during the years ended 2007, 2006, or 2005.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company's 2008 fiscal year. We are currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement will supersede SFAS 141, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact of adopting SFAS 141 (R) on its financial statements.

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

        Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. As of December 31, 2007, there were net accumulated unrealized gains of $3,014 on those investments. There were net accumulated unrealized losses on those investments totaling $83,538 at December 31, 2006.

        We did not hold any derivative financial instruments as of December 31, 2007, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        On March 8, 2007, Insure.com, Inc. (the "Company") changed its registered public accounting firm. The Company dismissed Ernst & Young LLP ("E&Y) as its independent registered public accounting firm. The decision to end the Company's relationship with E&Y was made and approved by the Audit Committee of the Company's Board of Directors and the Board of Directors.

        The reports of E&Y on the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

        During the fiscal years ended December 31, 2006 and December 31, 2005, and the interim period from January 1, 2007 until March 8, 2007, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in its reports. During the fiscal years ended December 31, 2006 and December 31, 2005, and the interim period from January 1, 2007 until March 8, 2007, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

        The Company has provided E&Y with a copy of this disclosure and has requested that E&Y furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether it agrees with the above statements, and if not, stating the respects in which it does not agree. A copy of the letter from E&Y addressed to the SEC, dated March 12, 2007 and relating to the fiscal years ended December 31, 2006 and December 31, 2005 and the interim period from January 1, 2007 until March 8, 2007, was filed as Exhibit 16.1 the Current Report on Form 8-K filed on March 12, 2007.

        On March 8, 2007, the Company approved the engagement of BDO Seidman, LLP ("BDO") as the Company's new independent registered public accounting firm for the fiscal year ending December 31, 2007, subject to completion of BDO's client acceptance procedures. During the fiscal years ended December 31, 2006 and December 31, 2005, and the interim period from January 1, 2007 until March 8, 2007, neither the Company nor anyone acting on its behalf consulted BDO regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements or (2) any matter that was (a) either the subject of a disagreement with E&Y on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreement in its reports, or (b) a "reportable event" as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedure

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion.

Management's Report on Internal Control Over Financial Reporting

        Company management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of Company management, including the CEO and CFO, an evaluation was performed of the effectiveness of the Company's internal control over financial reporting. The evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in "Internal Control—Integrated Framework" issued by COSO, Company management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        In the fourth fiscal quarter ended December 31, 2007, there had been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders scheduled for May 15, 2008.

        The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	54	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	55	Executive Vice President, Chief Operating Officer
Phillip A. Perillo	58	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	43	Vice President, Corporate Secretary
Daniel A. Romito	54	Vice President, Chief Information Officer

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

        Daniel A. Romito has served as our Vice President and Chief Information Officer since joining the Company in October 2006. Mr. Romito spent twenty-seven years with Allstate Insurance Company, in a variety of technology roles, most recently as Senior Executive Director, prior to joining Insure.com. He holds an M.S. in Information and Management Science from National Lewis University and a B.S. in Accounting and Finance from Augustana College.

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

Item 11.    Executive Compensation

        The sections entitled "Executive Compensation," excluding the Compensation Committee Report and the stock price performance graph, "Management—Director Compensation" and "Management—Compensation Committee Interlocks and Insider Participation" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders scheduled for May 15, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The section entitled "Principal Shareholders" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders scheduled for May 15, 2008.

        The following table sets forth the following information as of December 31, 2007: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	398,660	$6.53	318,094
Equity compensation plans not approved by security holders	—	—	—

Total	398,660	$6.53	318,094

        Please see note 7 to the audited financial statements of Insure.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Insure.com, Inc. Stock Option Plans.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The section entitled "Certain Relationships and Related Transactions" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders scheduled for May 15, 2008.

Item 14.    Principal Accounting Fees and Services

Audit Fees

        The aggregate fees for each of the last two fiscal years for professional services rendered by our registered independent public accounting firms for the audit of our annual financial statements and review of quarterly financial statements included in our Forms 10-Q were $171,500 for BDO Seidman LLP ("BDO") in 2007 and $273,000 for Ernst & Young LLP ("E&Y") in 2006.

Audit-Related Fees

        The aggregate fees billed in each of the last two fiscal years for assurance and related services by BDO and E&Y that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption "Audit Fees" were $0 in 2007 and $0 in 2006.

Tax Fees

        For the last two years, there were no fees billed for professional services rendered by BDO or E&Y for tax compliance, tax advice and tax planning.

All Other Fees

        The aggregate fees billed in each of the last two fiscal years for products and services provided BDO and E&Y, other than the services reported above, were $0 in 2007 and $1,500 in 2006. The fees were for use of the Ernst & Young online service.

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

        All of the above services for 2007 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

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

INSURE.COM, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insure.com
Darien, Illinois

        We have audited the accompanying balance sheet of Insure.com as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insure.com at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN,LLP
Chicago, Illinois March 3, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Insure.com, Inc.

        We have audited the accompanying balance sheet of Insure.com, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock based compensation.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insure.com, Inc. at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP
Chicago, Illinois March 15, 2007

INSURE.COM, INC.

BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Cash and equivalents	$2,072,117	$1,300,243
Fixed maturity investments—available for sale at fair value (Note 3)	8,941,110	4,990,563
Commissions receivable, less allowances (2007—$395,000; 2006—$331,000)	3,262,988	2,599,520
Land and building, held for sale (Note 8)	—	3,446,000
Other assets	351,868	393,882

Total current assets	14,628,083	12,730,208
Fixed maturity investments—available for sale at fair value (Note 3)	—	1,949,970
Furniture, equipment, and computer software at cost, less accumulated depreciation (2007—$3,853,000; 2006—$3,578,000)	1,162,620	333,853
Intangible assets at cost, less accumulated amortization (2007—$2,096,000; 2006—$1,587,000) (Note 2)	2,030,796	2,539,564
Goodwill (Notes 2 and 5)	3,117,470	3,117,470

Total assets	$20,938,969	$20,671,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities—current	$1,695,113	$1,347,519

Total liabilities	1,695,113	1,347,519
Stockholders' equity (Notes 6 and 7):
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2007—9,691,276: 2006—9,688,709; shares outstanding: 2007—7,283,110: 2006—7,300,569	29,074	29,066
Additional paid-in capital	77,145,919	77,060,144
Retained-earnings deficit	(53,979,154)	(53,804,513)
Treasury stock at cost: 2007—2,408,166 shares; 2006—2,388,140 shares	(3,954,997)	(3,877,613)
Accumulated other comprehensive income (loss)	3,014	(83,538)

Total stockholders' equity	19,243,856	19,323,546

Total liabilities and stockholders' equity	$20,938,969	$20,671,065

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:
Commissions and fees	$18,019,870	$17,219,314	$17,094,332
Other	—	—	6,976

Total revenues	18,019,870	17,219,314	17,101,308
Expenses:
Selling and marketing (Note 2)	5,687,390	8,784,153	6,540,954
Operations (Note 7)	8,859,655	6,164,814	7,274,606
General and administrative (Note 7)	3,305,311	3,530,269	3,764,996
Depreciation	275,164	298,908	367,853
Amortization	508,768	554,395	605,090
Impairment of land and building (Notes 2 and 8)	—	1,801,042	—
Impairment of goodwill (Notes 2 and 5)	—	—	3,750,000

Total expenses	18,636,288	21,133,581	22,303,499

Operating loss	(616,418)	(3,914,267)	(5,202,191)
Interest income	441,777	326,795	276,001
Net realized loss on sale of securities	—	(559)	—

Loss before income taxes	(174,641)	(3,588,031)	(4,926,190)
Income tax benefit (Note 4)	—	—	—

Net loss	$(174,641)	$(3,588,031)	$(4,926,190)

Net loss per common share, basic and diluted	$(0.02)	$(0.49)	$(0.67)

Weighted average common shares and equivalents outstanding, basic and diluted	7,294,441	7,311,788	7,328,595

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Additional Paid-In Capital	Retained- Earnings Deficit	Treasury Stock		Total Stockholders' Equity
2005::
Balance at January 1	9,688,709	29,066	76,814,067	(45,290,292)	(3,793,985)	(143,317)	27,615,539
Net loss	—	—	—	(4,926,190)	—	—	(4,926,190)
Other comprehensive loss—net unrealized loss on investments	—	—	—	—	—	(54,781)	(54,781)

Total comprehensive loss							(4,980,971)
Purchase of 7,475 shares of treasury stock	—	—	—	—	(20,737)	—	(20,737)

Balance at December 31	9,688,709	29,066	76,814,067	(50,216,482)	(3,814,722)	(198,098)	22,613,831
2006:
Net loss	—	—	—	(3,588,031)	—	—	(3,588,031)
Other comprehensive gain—net unrealized gain on investments	—	—	—	—	—	114,560	114,560

Total comprehensive loss							(3,473,471)
Stock option compensation	—	—	246,077	—	—	—	246,077
Purchase of 21,324 shares of treasury stock	—	—	—	—	(62,891)	—	(62,891)

Balance at December 31	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546
2007:
Net loss	—	—	—	(174,641)	—	—	(174,641)
Other comprehensive gain—net unrealized gain on investments	—	—	—	—	—	86,552	86,552

Total comprehensive loss							(88,089)
Proceeds of sale of common stock—exercise of stock options	2,567	8	7,519	—	—	—	7,527
Stock option compensation	—	—	78,256	—	—	—	78,256
Purchase of 20,026 shares of treasury stock	—	—	—	—	(77,384)	—	(77,384)

Balance at December 31	9,691,276	$29,074	$77,145,919	$(53,979,154)	$(3,954,997)	$3,014	$19,243,856

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(174,641)	$(3,588,031)	$(4,926,190)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	275,164	298,908	367,853
Amortization of intangible assets	508,768	554,395	605,090
Amortization of investments	(247,243)	(26,409)	59,341
Impairment of land and building	—	1,801,042	—
Impairment of goodwill	—	—	3,750,000
Accounts payable and accrued liabilities	118,125	(93,955)	213,790
Stock option compensation	78,256	246,077	—
Commissions receivable	(663,468)	417	148,563
Other	39,495	(6,866)	(47,928)

Net cash (used) provided by operating activities	(65,544)	(814,422)	170,519
Cash flows from investing activities:
Purchase of investments	(11,216,782)	(3,437,608)	(2,502,631)
Proceeds from investment maturities	9,550,000	4,750,000	2,000,000
Proceeds from sale of land and building	3,448,519
Proceeds from sales of investments	—	249,670	—
Purchase of furniture, equipment and software	(874,462)	(131,214)	(256,413)

Net cash provided (used) by investing activities	907,275	1,430,848	(759,044)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,527	—	—
Purchase of treasury stock	(77,384)	(62,891)	(20,737)

Net cash provided (used) by financing activities	(69,857)	(62,891)	(20,737)

Net increase (decrease) in cash and equivalents	771,874	553,535	(609,292)
Cash and equivalents at beginning of year	1,300,243	746,708	1,355,970

Cash and equivalents at end of year	$2,072,117	$1,300,243	$746,708

See accompanying notes.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Description of Business

        Insure.com, Inc. (the Company) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from about 30 life insurance companies for term life insurance products. The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company's licensed insurance customer service staff. The Company's website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, health, homeowners, renters, long-term care and travel insurance through various third party web sites and other sources. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced. The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

        In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from some of these companies have exceeded ten percent of the Company's total revenues. In 2007 and 2006, one life insurance company accounted for $2.2 million and $1.9 million of our revenues, respectively. In 2005, three life insurance companies accounted for revenues of $2.6 million, $2.0 million and $1.7 million The Company's business represents one reporting segment.

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

        Revenues on all other lines of business, as well as for renewal and bonus commissions and other revenues, are recognized when earned.

Advertising Costs

        Selling and marketing expenses in the accompanying financial statements are comprised of advertising costs. The costs of producing advertising are expensed in the first period that the advertising

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

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

Land and Building

        During 2006, the Company decided to sell its land and building and, accordingly, recorded the net book value as a current, held for sale asset, effective June 30, 2006. Prior to that date, building costs were depreciated over an estimated useful life of 40 years. Land costs were not depreciated. Repair and maintenance costs are charged to expense as incurred. While the land and building was classified as held for sale, it was subject to review for indicators of impairment. The land and building were sold during 2007.

Furniture, Equipment, and Computer Software

        Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of three to five years using principally the straight-line method of depreciation. Repair and maintenance costs are charged to expense as incurred.

Intangible Assets

        As a result of the 2004 acquisition of selected assets of Life Quotes, Inc., the Company prepared an allocation of the cost of the acquisition to the assets acquired.

        Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc., consist of the following:

	Intangible Asset Balance	Estimated Useful Life	Amortization Method
Insurance contract renewals	$3,538,000	10 years	Accelerated
Non-compete agreement	589,000	6 years	Straight line

Total	$4,127,000

        The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. Amortization expense from these intangible assets totaled $509,000 in 2007, $554,000 in 2006 and $605,000 in 2005, and is expected to total $468,000 in 2008, $431,000 in 2009, $332,000 in 2010, $269,000 in 2011 and $242,000 in 2012.

Goodwill

        The Company recorded goodwill in the amount of $6.9 million in connection with its May 2004 acquisition of certain assets of Life Quotes, Inc. While goodwill is not amortized, FAS 142 requires that it be subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise) using a two step process. Such impairment reviews are performed at the entity level, as the Company has one reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its carrying amount, including goodwill. The fair value of the Company is determined using a combination of a market valuation based on a comparison with similar public companies (guideline company method), and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company's budget and long range plans. Discount rate assumptions are based on an assessment of risk inherent in the Company. If the calculated fair value of the Company exceeds its carrying amount, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the entity exceeds the calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company's goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the Company is allocated to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company.

Treasury Stock

        The cost of reacquiring the Company's common stock is reported as a separate component of stockholders' equity.

Income Taxes

        Deferred income taxes are determined based on the temporary differences between financial reporting and tax bases of assets and liabilities and the effect of net operating loss carryforwards, and are measured using enacted tax rates. The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Non-operating Income and Expense

        In 2006, the Company realized losses of $559 on the sale of fixed maturity investments. There were no realized gains or losses in 2007 or 2005.

Net Loss Per Share

        Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive. At December 31, 2007, there were a total of 448,660 common share equivalents outstanding.

Comprehensive Income or Loss

        Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2007	2006	2005
Unrealized gain (loss) on investments	$86,552	$114,001	$(54,781)
Less: Reclassification adjustment for realized losses included in income	—	559	—

Other comprehensive income (loss)	$86,552	$114,560	$(54,781)

        The specific identification method was used for calculating gains or losses on securities reclassified.

Stock Options

        Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for all stock options granted to employees including options where the exercise price is equal to or greater than the market price at the date of the grant. Prior to that date, the Company accounted for stock option grants in accordance with Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations, and, accordingly, recognized no compensation expense for stock options granted to employees where the exercise price is equal to or greater than the market price at the date of the grant. During the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to stock options in its income statement in the amount of $78,000 and $246,000, respectively, with no related income tax benefit recognized. As a result, net losses were $78,000 and $246,000 higher and net loss per common share (basic and diluted) was $.01 and $.03 higher in 2007 and 2006, respectively, under Statement 123 (R). No income tax benefit was recognized in the income statement for this expense. Unrecognized compensation expense related to stock options totaled $28,000 as of December 31, 2007. Expense was calculated using the Black-Scholes options pricing model. Due to a lack of historical information, the expected term is based on the midpoint between the vesting term and contract term. The volatility assumption is based on historical information.

        The Company implemented Statement 123 (R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Statement 123 (R) that remain unvested on the effective date. Under this method, there is no restatement of prior periods to recognize the effects as though Statement 123 (R) had been implemented in those prior periods. Had compensation expense for the Company's stock option plans been determined based on the estimated fair value at the date of grant consistent with the methodology prescribed under SFAS 123, approximate net loss and net loss per share would have been as follows:

Year Ended December 31,
December 31, 2005
(in thousands, except per share data)
Net loss as reported	$(4,926)
Less pro forma stock compensation using fair value method	(136)

Pro forma net loss	$(5,062)

Pro forma net loss per common share, basic and diluted	$(0.69)

Recent Accounting Pronouncements

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company's financial statements. No uncertain tax position reserves were recorded, reversed or settled during 2007.

        The Company files a U.S. income tax return and tax returns in various state and local jurisdictions. In the U.S., all tax years from 2004 through the present are open. Interest and penalties related to tax positions taken in the Company's tax returns are recorded in income tax expense in the statements of operations. The Company did not record interest and penalties during the years ended 2007, 2006, or 2005.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company's 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the "fair value option"). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. SFAS No. 159 is

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement will supersede SFAS 141, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of adopting SFAS 141 (R) on its financial statements.

3.    Investments

        Investments are classified as available-for-sale securities and are reported at fair value, as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007:
U.S. Government agency bonds	$6,934,382	$20,108	$1,175	$6,953,315
Corporate bonds and commercial paper	2,003,714	—	15,919	1,987,795

Total	$8,938,096	$20,108	$17,094	$8,941,110

December 31, 2006:
U.S. Government agency bonds	$4,496,259	$1,611	$4,402	$4,493,468
Corporate bonds and commercial paper	2,527,812	—	80,747	2,447,065

Total	$7,024,071	$1,611	$85,149	$6,940,533

        As of December 31, 2007, all investments maturities are within one year.

        The Company's fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and the intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2007.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4.    Income Taxes

        A reconciliation of income taxes (benefit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2007	2006	2005
Pre-tax loss times federal rate	$(60,000)	$(1,220,000)	$(1,675,000)
State income tax credit	(8,000)	(172,000)	(236,000)
Increase in valuation allowance	23,000	1,313,000	1,916,000
Other	45,000	79,000	(5,000)

Income tax benefit	$—	$—	$—

        Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

        Significant components of the Company's deferred tax assets and liabilities are as follows

	December 31,
	2007	2006
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	18,654,000	17,961,000
Capital loss carryforward	18,000	18,000
Depreciation and amortization	1,774,000	2,483,000
Other	352,000	313,000

Total gross deferred tax assets	20,798,000	20,775,000
Valuation allowance	(20,798,000)	(20,775,000)

Net deferred tax assets	—	—

Net deferred tax amounts	$—	$—

        As of December 31, 2007, the Company had net operating loss carryforwards of approximately $48,100,000 available to offset future taxable income, which expire in 2008 to 2027. There were no income taxes paid or recovered in 2005, 2006 or 2007. The Company had capital loss carryforwards of approximately $46,000 to offset future capital gain income, which expire in 2009 through 2011.

5.    Goodwill

        As discussed in Note 2, the Company reviews goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. There were no indicators of impairment in either 2007 or 2006. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a decline in the market price of its common stock. The annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. The determinations of fair value

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

were based on a combination of the market price of our common stock and a discounted cash flow analysis based on estimates and assumptions including the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results. As a result of this impairment determination, the Company recorded a non-cash impairment charge against earnings in 2005 amounting to $3.75 million.

6.    Stockholders' Equity

Treasury Stock

        As of December 31, 2007, the Company is authorized to repurchase 601,000 additional shares of its common stock.

Employee Stock Purchase Plan

        The Company has a plan under which employees could purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2007. However, this plan is currently inactive.

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

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Investor Rights Agreement

        Zions Bancorporation (Zions) acquired 2.4 million shares of the Company's common stock during 2004. In connection with that transaction, the Company and Zions signed an Investor Rights Agreement which provides that, as long as Zions continues to hold 40% of the shares issued to them, Zions has the right to nominate or appoint one member of the Company's Board of Directors. Additionally, certain transactions would require the approval of 75% of our directors, including the merger with, or acquisition of another company, the sale of business or assets in excess of $1 million, incurring debt in excess of $2.5 million, declaring dividends or issuing additional capital stock.

7.    Stock Options

        The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, (the Plans), to provide additional incentives to our employees, officers, and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the Plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plan. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of the grant. Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of December 31, 2007, there were options outstanding on 398,660 shares of stock under these plans.

        The fair value of each option is estimated on the date of the grant using the Black-Scholes model with the assumptions noted in the table below. In order to calculate stock option compensation expense in 2007 and 2006, and for purposes of the pro forma disclosures presented in Note 2 for 2005, the estimated fair values of the option grants are amortized to expense over the options' vesting period.

	Years Ended December 31,
	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	4.4%	3.8%
Volatility	37.1%	58.6%	75.2%
Expected life (years)	5.5	5.5	5.0

        There were no stock options granted below the estimated fair value of the Company's common stock in 2007, 2006 or 2005.

        In connection with the 2001 acquisition of selected assets of Insurance News Network, LLC, the Company issued options to acquire 50,000 shares of its common of stock at a price of $2.00 per share. These options remain outstanding as of December 31, 2007.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

        A summary of options activity as of December 31, 2007, and changes during the three years then ended is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2005	601,728	$6.22
Granted	10,500	5.09
Exercised	—	—
Forfeited	(200,167)	5.16

Balance, December 31, 2005	412,061	$6.71	6.59

Granted	85,000	3.00
Exercised	—	—
Forfeited	(66,500)	5.17

Balance, December 31, 2006	430,561	$6.22	6.0	$267,599

Granted	50,000	4.38
Exercised	(2,567)	2.93
Forfeited	(29,334)	6.00

Balance, December 31, 2007	448,660	$6.02	5.6	$289,775

Exercisable as of December 31, 2006	287,895	$7.61	4.9	$143,849
Exercisable as of December 31, 2007	418,660	$6.15	5.4	$286,075

        The weighted average fair value per share of options granted were as follows:

2007	2006	2005
$1.86	$1.70	$3.24

        The total intrinsic value of options exercised during the year ended December 31, 2007 was $3,282. There were no options exercised during the years ended December 31, 2006 or 2005.

        A summary of the status of the Company's non-vested options as of December 31, 2007, and changes during the year then ended, is presented below:

	Shares Under Option	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	117,499	$2.22
Granted	50,000	1.86
Vested	(112,499)	2.23
Forfeited	(25,000)	1.39

Non-vested at December 31, 2007	30,000	1.49

        As of December 31, 2007, there was $28,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $251,000, $112,000 and $210,000, respectively.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8.    Land and Building

        As discussed in Note 2, the Company reviews the carrying value of the land and building for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the land and building, a loss would need to be charged against current period earnings. During the third quarter of 2006, the Company accepted an offer to sell the land and building for less than the carrying value at that time. After estimating closing costs and broker commissions, the Company recorded an impairment charge of $1,321,000 against income for the quarter ended September 30, 2006. During the fourth quarter of 2006, this proposed sale was cancelled by the buyer. Based on a March 2007 agreement to sell the land and building for $3,400,000, net of estimated closing costs, the Company recorded an additional impairment charge against the land and building of $480,000 as of December 31, 2006. The land and building were sold during 2007 at a price approximately equal to the book value at December 31, 2006.

9.    Commitments and Contingencies

        As of December 31, 2007, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $290,000 in 2008, 2009, 2010, 2011and 2012. Estimated future minimum lease payments required under the lease are $249,000 in 2008, $257,000 in 2009, $317,000 in 2010, $327,000 in 2011, $337,000 in 2012 and $347,000 in 2013. The difference between the expense recognized and payments required results in a liability for deferred rent.

        Rent expense was $272,000 in 2005, $290,000 in 2006 and $237,000 in 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2008.

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
/s/ TIMOTHY F. SHANNON Timothy F. Shannon, Director
/s/ JEREMIAH A. DENTON, JR. Jeremiah A. Denton, Jr., Director
/s/ RICHARD F. GRETSCH Richard F. Gretsch, Director
/s/ JOHN B. HOPKINS John B. Hopkins, Director

EXHIBITS

FORM 10-K
INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1††	Restated Certificate of Incorporation of Company.
3.2††	Amended and Restated By-Laws of the Company.
4.3††	Form of Rights Agreement.
4.3(a) ††	Certificate of Designation, Preferences and Rights.
10.1††	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2††	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3††	Employment Agreement between the Company and Robert S. Bland.
10.4††	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6††	Form of Director Indemnification Agreement.
10.7††	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8††	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9††	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10††	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.11††	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12††	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†	Stock Purchase Agreement, dated as of March 1, 2004, between the Company and Zions Bancorporation
10.14†	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thom
10.15†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and with Robert S. Bland (12/15/03), dated March 1, 2004
10.16†	Amendment and Waiver to July 7, 1999 Employment Agreement between the Company and William V. Thoms (2/10/03), dated March 1, 2004
10.17†	Asset Purchase Agreement, dated as of January 31, 2004, by and among the Company, Life Quotes Acquisition, Inc., Life Quotes, Inc. and Kenneth L. Manley

1

10.18†	Real Estate Purchase and Sale Agreement, dated as of January 31, 2004, between Life Quotes Acquisition, Inc. and The Kenneth L. Manley Revocable Trust dated as of June 10, 1987
10.19††††	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan
21.0	Subsidiaries of the Company
23.1	Consent of BDO Seidman LLP (filed herewith)
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1††††	Code of Ethics

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

†††
Incorporated by reference to the Company's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003.

††††
Incorporated by reference to the Company's 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 22, 2004.

2

QuickLinks

PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  Item 1A. Risk Factors
Risks Related to Our Business
Risks Related to the Insurance Industry
Risks Related to Regulation
Risks Related to the Internet and Electronic Commerce
Risks Related to the Ownership of Our Common Stock
  Item 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.
ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. Selected Financial Data.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF STOCKHOLDERS' EQUITY
INSURE.COM, INC. STATEMENTS OF CASH FLOWS
INSURE.COM, INC. NOTES TO FINANCIAL STATEMENTS
SIGNATURES
FORM 10-K INDEX TO EXHIBITS