Form 10-Q
period 2008-03-31
INSURE.COM, INC
filed 2008-05-08
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  7,068,160 shares of the registrant’s common stock, net of treasury shares, were outstanding as of May 2, 2008.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and equivalents	$2,952,458	$2,072,117
Fixed maturity investments-available for sale at fair value	6,218,520	8,941,110
Commissions receivable, less allowances (2008-$385,000; 2007-$395,000)	3,087,340	3,262,988
Other assets	501,186	351,868
Total current assets	12,759,504	14,628,083

Fixed maturity investments-available for sale at fair value	1,492,180	—
Furniture, equipment and computer software at cost, less accumulated depreciation (2008-$3,815,000; 2007-$3,853,000)	1,204,088	1,162,620
Intangible assets at cost, less accumulated amortization (2008-$2,219,000; 2007-$2,096,000)	1,907,271	2,030,796
Goodwill	3,117,470	3,117,470

Total Assets	$20,480,513	$20,938,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,754,225	$1,695,113
Total Liabilities	1,754,225	1,695,113

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2008-7,275,360, 2007-7,283,110	29,074	29,074
Additional paid in capital	77,150,475	77,145,919
Retained earnings deficit	(54,491,586)	(53,979,154)
Treasury stock at cost: 2008-2,415,916 shares; 2007-2,408,116 shares	(3,985,306)	(3,954,997)
Accumulated other comprehensive income	23,631	3,014
Total stockholders’ equity	18,726,288	19,243,856

Total liabilities and stockholders equity	$20,480,513	$20,938,969

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended
	March 31,
	2008	2007
	(unaudited)

Revenues:
Commissions and fees	$3,967,665	$4,201,664
Total revenues	3,967,665	4,201,664

Expenses:
Selling and marketing	1,280,628	1,775,370
Operations	2,234,849	2,143,474
General and administrative	871,683	1,059,394
Depreciation and amortization	207,526	194,937
Total expenses	4,594,686	5,173,175
Operating loss	(627,021)	(971,511)
Investment income	114,589	89,410

Net loss	$(512,432)	$(882,101)
Net loss per common share, basic and diluted	$(0.07)	$(0.12)
Weighted average common shares and equivalents outstanding, basic and diluted	7,281,259	7,300,946

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-in	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2007:
Balance at January 1	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546
Net loss				(174,641)			(174,641)
Other comprehensive gain-net unrealized gain on investments						86,552	86,552
Total comprehensive loss							(88,089)
Proceeds of sale of common stock-exercise of stock options	2,567	8	7,519				7,527
Stock option compensation			78,256				78,256
Purchase of 20,026 shares of treasury stock					(77,384)		(77,384)
Balance at December 31	9,691,276	29,074	77,145,919	(53,979,154)	(3,954,997)	3,014	19,243,856

2008:
Three months ended March 31, 2008
Net loss				(512,432)			(512,432)
Other comprehensive gain-net unrealized gain on investments						20,617	20,617
Total comprehensive loss							(491,815)
Stock option compensation			4,556				4,556
Purchase of 7,750 shares of treasury stock					(30,309)		(30,309)
Balance at March 31 (unaudited)	9,691,276	29,074	77,150,475	(54,491,586)	(3,985,306)	23,631	18,726,288

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net Loss	$(512,432)	$(882,101)
Adjustments to reconcile to net cash used by operating activities:
Depreciation expense	84,001	60,412
Stock option expense	4,556	37,434
Commissions receivable	175,648	56,274
Amortization of investments	(64,744)	(31,853)
Amortization of intangible assets	123,525	134,525
Accounts payable and accrued liabilities	(30,399)	61,834
Other	(153,466)	(25,973)
Net cash used by operating activities	(373,311)	(589,448)

Cash flows from investing activities:
Purchase of investments	(2,480,081)	(1,946,547)
Proceeds of investment maturities	3,800,000	2,000,000
Purchase of furniture, equipment and computer software	(35,958)	(107,216)
Net cash provided (used) by investing activities	1,283,961	(53,763)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,709
Purchase of treasury stock	(30,309)	—
Net cash provided (used) by financing activities	(30,309)	2,709
Net increase (decrease) in cash and cash equivalents	880,341	(640,502)
Cash and equivalents at beginning of period	2,072,117	1,300,243
Cash and equivalents at end of period	$2,952,458	$659,741

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material on the financial statements.

In February 2007 the FASB issued SFAS No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has determined that there will be no material impact on its financial statements from the adoption of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement will supersede SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The Company is currently evaluating the impact of adopting SFAS 141 (R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on our consolidated financial statements.

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended
	March 31,
	2008	2007

Net loss	$(512,432)	$(882,101)

Basic shares outstanding	7,281,259	7,300,946
Effect of stock options	—	—
Diluted potential common shares	7,281,259	7,300,946

Earnings per share, basic and diluted	$(0.07)	$(0.12)

Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding.  Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive.  At March 31, 2008, there were a total of 447,400 common share equivalents outstanding.

4.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2008 and beyond.  Actual results may differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; realization of sufficient revenue from contract renewals previously acquired to prevent impairment of the acquired asset; demand for life insurance; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from the sale of non-life insurance leads; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; our ability to keep pace with technological changes and future regulations affecting our business; constraints of the systems we employ; and our ability to raise additional capital if necessary.  See the section of this quarterly report entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors that may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.

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

During the three month periods ended March 31, 2008 and 2007, the Company recorded compensation expense related to stock options in the amount of $5,000 and $37,000, respectively.  Expense for all of 2008 for options that have been issued but are not yet fully vested is expected to be $15,000.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).

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

Goodwill is not subject to amortization.  Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations that we received from independent appraisers.  The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods.  The use of different estimates or assumptions could produce different results.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2008 and March 31, 2007

Revenues

Revenues decreased $234,000, or 6%, in the quarter ended March 31, 2008 when compared to revenue in the same quarter of 2007.  The components of commissions and fee revenue are as follows:

	Quarter ended
	March 31,
	2008	2007

Revenues:
Commissions -life	$2,981,137	$2,992,461
Sales of non-life insurance leads	872,829	1,126,431
Other revenues	113,699	82,772
Total commissions and fees revenue	3,967,665	4,201,664

Life insurance commission revenue decreased $11,000, or 0.4%, for the quarter. First year life insurance commission income increased by $142,000 in the first quarter of 2008, but was offset by a slightly larger increase in the portion of life insurance revenue shared with partners who provide us with life insurance leads.  Total policies sold during the first quarter of 2008 were 3,529, compared to 3,313 policies in the same quarter last year.  Fees from the sale of insurance leads decreased $254,000, or 22%, during the first quarter when compared with the revenue generated in the comparable period in 2007.  We have reduced our advertising expenditures, which may have negatively impacted our revenue from the sale of insurance leads.

Expenses

Expenses decreased $578,000, or 11%, in the quarter ended March 31, 2008 when compared to expenses in the same quarter of 2007.  The components of expenses are as follows:

	Quarter ended
	March 31,
	2008	2007

Expenses:
Selling and marketing	$1,280,628	$1,775,370
Operations	2,234,849	2,143,474
General and administrative	871,683	1,059,394
Depreciation and amortization	207,526	194,937
Total expenses	4,594,686	5,173,175

Selling and Marketing.  Selling and marketing expenses decreased $495,000, or 28%, to a total of $1.3 million for the first quarter of 2008, as compared to expenses in the same quarter of last year.  We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle.

Operations.   Operations expenses increased $91,000, or 4%, in the first quarter of 2008.  Most of this increase can be attributed to higher postage costs.

General and Administrative.  General and administrative costs decreased $188,000, or 18%, in the first quarter of 2008.  Lower stock compensation expenses, along with lower expenditures for legal and accounting fees, all contributed to this reduction.

Depreciation and Amortization.  Depreciation and amortization charges increased $13,000, or 6%, in the first quarter of 2008 when compared to the results in the comparable period in 2007.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, partially offsetting an increase in depreciation expenses, which resulted primarily from expenditures over the last year on computer hardware.

Investment Income

Investment income increased $21,000 in the first quarter of 2008 to a total of $114,000, as compared to the first quarter of 2007, due to a larger bond portfolio.

Income Taxes (Credit)

We had no income tax credit for 2008 and 2007 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On January 31, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8 % of the total 7.3 million shares outstanding.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash over the next twelve months.  No date was established for the completion of the program. Through March 31, 2008, we had repurchased 7,750 shares under this program.

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

Cash used by operating activities was approximately $373,000 for the first three months of 2008, compared with cash used by operating activities of $589,000 for the same period in 2007. During the first three months of 2008, the net loss was greater than non-cash expenses for depreciation, amortization and stock option expense plus the net collection of receivables.  Cash was also used to pay for leasehold improvements totaling $75,000 during the first quarter of 2008.  These improvements are reimbursable under the terms of our lease but had not been reimbursed by March 31, 2008, and were recorded as other current assets.  In 2007, non-cash expenses for depreciation, amortization and stock option compensation, and the net collection of commissions receivable were not enough to offset the net loss for the period.

Cash was provided by investing activities during the first quarter of 2008 in the amount of $1.3 million, as investment maturities exceeded the reinvestment of funds by approximately that amount.  A portion of this positive cash flow was used to fund the shortfall in operating cash flow, with the rest being invested in short-term cash equivalents.  Cash used by investing activities was $54,000 in the first three months of 2007, as funds reinvested in bonds and used to purchase fixed assets exceeded the proceeds from maturities in our bond portfolio.

Cash of $30,000 was used to repurchase the Company’s common stock during the first quarter of 2008, accounting for the cash used by financing activities.  Cash of $2,700 was provided by financing activities in the first three months of 2007, from the issuance of common stock upon the exercise of stock options.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized gains on those investments totaled $24,000 at March 31, 2008, and $3,000 at December 31, 2007.

We did not hold any derivative financial instruments as of March 31, 2008, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings in the ordinary course of business, none of which are considered to be material.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and through March 31, 2008.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2007 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site.  We generated fee revenues totaling $873,000 during the three months ended March 31, 2008, and $4.3 million from these sources during the year ended December 31, 2007.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $608,000 for the three months ended March 31, 2008 and $2.1 million for the year ended December 31, 2007.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of May 2, 2008, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 30% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7% of our outstanding common stock, and Zions Bancorporation controlled approximately 33% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

If Zions chooses to sell its stock, the market price of our common stock could decrease and our ability to raise capital in the public markets may be adversely affected

Zions currently owns 2,363,636 shares of our common stock.  Sales of significant amounts of these shares, or the perception that such sales will occur, could adversely affect the market price of our common stock or our future ability to raise capital through an offering of equity securities or debt securities convertible into equity securities.

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

Furthermore, as of May 2, 2008, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 71% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c.               Issuer purchases of equity securities.  On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock.  Following is information concerning the results of that program during the quarter ended March 31, 2008:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs

January 1 through January 31, 2008	0	—	0	600,000
February 1 through February 29, 2008	0	—	0	600,000
March 1 through March 31, 2008	7,750	$3.91	7,750	592,250
Total	7,750	$3.91	7,750	592,250

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
Date: May 8, 2008
	By:	/s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)