Form 10-Q
period 2008-06-30
INSURE.COM, INC
filed 2008-08-08
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-26781

INSURE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102

Darien, Illinois 60561

(Address of principal executive offices)(Zip Code)

(630) 515-0170

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer  ☒  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,883,748 shares of the registrant’s common stock, net of treasury shares, were outstanding as of August 1, 2008.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and equivalents	$3,840,214	$2,072,117
Fixed maturity investments-available for sale at fair value	3,991,625	8,941,110
Commissions receivable, less allowances (2008-$374,000; 2007-$395,000)	3,232,308	3,262,988
Other assets	327,613	351,868
Total current assets	11,391,760	14,628,083

Fixed maturity investments-available for sale at fair value	1,967,805	—
Furniture, equipment and computer software at cost, less accumulated depreciation (2008-$3,898,000; 2007-$3,853,000)	1,177,655	1,162,620
Intangible assets at cost, less accumulated amortization (2008-$2,336,000; 2007-$2,096,000)	1,790,345	2,030,796
Goodwill	3,117,470	3,117,470

Total Assets	$19,445,035	$20,938,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,920,005	$1,695,113
Total Liabilities	1,920,005	1,695,113

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued:
9,691,276; shares outstanding: 2008-6,959,260, 2007-7,283,110	29,074	29,074
Additional paid in capital	77,153,877	77,145,919
Retained earnings deficit	(54,434,666)	(53,979,154)
Treasury stock at cost: 2008-2,732,016 shares; 2007-2,408,116 shares	(5,190,736)	(3,954,997)
Accumulated other comprehensive income (loss)	(32,519)	3,014
Total stockholders’ equity	17,525,030	19,243,856

Total liabilities and stockholders equity	$19,445,035	$20,938,969

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$4,055,690	$4,678,578	$8,023,354	$8,880,243
Total revenues	4,055,690	4,678,578	8,023,354	8,880,243

Expenses:
Selling and marketing	1,028,064	1,420,633	2,308,691	3,196,004
Operations	1,996,948	2,662,019	4,231,798	4,805,493
General and administrative	872,388	817,652	1,744,066	1,877,046
Depreciation and amortization	200,294	188,143	407,822	383,078
Total expenses	4,097,694	5,088,447	8,692,377	10,261,621
Operating loss	(42,004)	(409,869)	(669,023)	(1,381,378)
Investment income	98,922	110,829	213,511	200,239

Net income (loss)	$56,918	$(299,040)	$(455,512)	$(1,181,139)
Net income (loss) per common share, basic and diluted	$0.01	$(0.04)	$(0.06)	$(0.16)
Weighted average common shares and equivalents
outstanding, basic	7,113,576	7,299,716	7,197,357	7,300,328
diluted	7,150,896	7,299,716	7,197,357	7,300,328

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-in	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2007:
Balance at January 1	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546
Net loss				(174,641)			(174,641)
Other comprehensive gain-net unrealized gain on investments						86,552	86,552
Total comprehensive loss							(88,089)
Proceeds of sale of common stock- exercise of stock options	2,567	8	7,519				7,527
Stock option compensation			78,256				78,256
Purchase of 20,026 shares of treasury stock					(77,384)		(77,384)
Balance at December 31	9,691,276	29,074	77,145,919	(53,979,154)	(3,954,997)	3,014	19,243,856

2008:
Six months ended June 30, 2008
Net loss				(455,512)			(455,512)
Other comprehensive loss-net unrealized loss on investments						(35,533)	(35,533)
Total comprehensive loss							(491,045)
Stock option compensation			7,958				7,958
Purchase of 323,850 shares of treasury stock					(1,235,739)		(1,235,739)
Balance at June 30, 2008 (unaudited)	9,691,276	29,074	77,153,877	(54,434,666)	(5,190,736)	(32,519)	17,525,030

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net Loss	$(455,512)	$(1,181,139)
Adjustments to reconcile to net cash provided by(used) by operating activities:
Depreciation expense	167,371	121,363
Amortization of intangible assets	240,451	261,717
Stock option expense	7,958	55,274
Commissions receivable	30,680	(176,091)
Amortization of investments	(113,165)	(92,900)
Accounts payable and accrued liabilities	135,380	(23,326)
Other	20,107	43,413
Net cash provided (used) by operating activities	33,270	(991,689)

Cash flows from investing activities:
Purchase of investments	(2,986,539)	(6,131,822)
Proceeds of investment maturities	6,050,000	3,300,000
Proceeds from sale of land and building	—	3,448,519
Purchase of furniture, equipment and computer software	(92,895)	(266,045)
Net cash provided by investing activities	2,970,566	350,652

Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,482
Purchase of treasury stock	(1,235,739)	(14,090)
Net cash used by financing activities	(1,235,739)	(10,608)
Net increase (decrease) in cash and cash equivalents	1,768,097	(651,645)
Cash and equivalents at beginning of period	2,072,117	1,300,243
Cash and equivalents at end of period	$3,840,214	$648,598

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement will supersede SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The potential impact, if any, of adopting SFAS 141 (R) on the Company’s consolidated results of operations and financial condition will depend on future acquisition activity.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

3.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$56,918	$(299,040)	$(455,512)	$(1,181,139)

Basic shares outstanding	7,113,576	7,299,716	7,197,357	7,300,328

Diluted shares outstanding	7,150,896	7,299,716	7,197,357	7,300,328

Earnings per share, basic and diluted	$0.01	$(0.04)	$(0.06)	$(0.16)

Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding.  Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive.  At June 30, 2008, there were a total of 445,557 common share equivalents outstanding.

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

During the three and six month periods ended June 30, 2008, the Company recorded compensation expense related to stock options in the amount of $3,402 and $7,958, respectively.  During the three and six month periods ended June 30, 2007, the Company recorded compensation expense related to stock options in the amount of $18,000 and $55,000, respectively.  Expense for all of 2008 for options that have been issued but are not yet fully vested is expected to be $9,000.  We made no modifications to outstanding share options prior to the adoption of Statement 123 (R).

Intangible assets consist of the following:

	Intangible Asset	Accumulated	Estimated	Amortization
	Cost	Amortization	Useful Life	Method

Insurance contract renewals	$3,538,000	$1,927,000	10 years	Accelerated

Non-compete agreement	589,000	409,000	6 years	Straight line

Total	$4,127,000	$2,336,000

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

Goodwill is not subject to amortization.  Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations.  The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods.  The use of different estimates or assumptions could produce different results.

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

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2008 and June 30, 2007

Revenues

Revenues decreased $623,000, or 13%, in the quarter ended June 30, 2008 when compared to revenue in the same quarter of 2007, and declined $857,000, or 10%, for the six months then ended, when compared to the comparable period in 2007.  The components of revenue are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Life insurance commissions	$3,273,355	$3,500,764	$6,254,491	$6,493,226
Click revenue	697,592	1,097,536	1,570,422	2,223,967
Other	84,743	80,278	198,441	163,050
Total revenue	4,055,690	4,678,578	8,023,354	8,880,243

Life insurance commission revenue decreased $227,000, or 6.5%, for the second quarter of 2008, when compared with the same quarter in 2007, and decreased $239,000, or 3.7%, for the six months ended June 30, 2008 as compared to the same period in 2007.  First year life insurance commission income decreased by $227,000 for the quarter, even though the total policies sold increased 3.2% from 3,803 to 3,924.    Fees from the sale of insurance leads, also referred to as “click revenue” decreased $400,000, or 36%, during the second quarter when compared with the revenue generated in the comparable period in 2007, and declined $654,000, or 29% when comparing the year-to-date periods.  We have reduced our advertising expenditures in 2008, which may have negatively impacted our revenue from the sale of insurance leads.

Expenses

Expenses decreased $993,000, or 20%, in the quarter ended June 30, 2008 when compared to expenses in the same quarter of 2008, and decreased $1,572,000, or 15%, for the six months then ended when compared with the comparable period in 2007.  The components of expenses are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expenses:
Selling and marketing	$1,028,064	$1,420,633	$2,308,691	$3,196,004
Operations	1,996,948	2,662,019	4,231,798	4,805,493
General and administrative	872,388	820,171	1,744,066	1,879,565
Depreciation and amortization	200,294	188,143	407,822	383,078
Total expenses	4,097,694	5,090,966	8,692,377	10,264,140

Selling and Marketing.  Selling and marketing expenses decreased $393,000, or 28%, for the quarter and decreased $887,000, or 28% for the six months ended June 30, 2008.  We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle.

Operations.   Operations expenses decreased $665,000, or 25%, in the second quarter of 2008 compared to the same quarter last year.  Our staffing costs were $374,000 lower in 2008 as we had a somewhat smaller staff, primarily in the call center.   Our telephone costs were $250,000 lower, primarily due to a one-time refund of prior period telephone service charges.  Year to date, operations expenses decreased $574,000, or 12%, mostly due to the factors mentioned for the second quarter.

General and Administrative.  General and administrative costs increased $52,000, or 6%, in the second quarter of 2008, but decreased $135,000, or 7%, year to date.  Lower stock compensation expenses, along with lower expenditures for legal fees and the sale of our building in Colorado in April 2007 which lowered property tax expenses, all contributed to this reduction.

Depreciation and Amortization.  Depreciation and amortization charges increased $12,000, or 6%, in the second quarter of 2008 when compared to the results in the comparable period in 2007, and increased $25,000, or 6%, on a year to date basis.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, partially offsetting an increase in depreciation expenses, which resulted primarily from expenditures over the last year on computer hardware.

Investment Income

Investment income decreased $12,000 in the second quarter of 2008, as compared to the second quarter of 2007, due to a smaller bond portfolio.  We have been using cash to repurchase company stock.

Income Taxes (Credit)

We had no income tax credit for 2008 and 2007 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On January 31, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8% of the total 7.3 million shares then outstanding.  Through June 30, 2008, we had repurchased 323,850 shares under this program, and we had purchased 397,062 shares through July 23, 2008.  On July 24, 2008, our Board of Directors cancelled the remainder of the January 31, 2008 authorization and authorized the repurchase of up to 600,000 shares of common stock, representing up to 8.5% of the total 7.0 million shares outstanding as of that date.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash.  No date was established for the completion of the program.

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

Cash provided by operating activities was approximately $33,000 for the first six months of 2008, compared with cash used by operating activities of $992,000 for the same period in 2007. During the first six months of 2008, the net loss was more than offset by non-cash expenses for depreciation, amortization and stock option expense plus the net increase in liabilities.  In 2007, non-cash expenses for depreciation, amortization and stock option compensation were not enough to offset the net loss for the period.

Cash was provided by investing activities during the first quarter of 2008 in the amount of $2.9 million, as investment maturities exceeded the reinvestment of funds by approximately that amount.  A portion of this positive cash flow was used to fund the repurchase of company stock, with the rest being invested in short-term cash equivalents.  Cash provided by investing activities was $351,000 in the first six months of 2007, as funds reinvested in bonds and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio and from the sale of our Colorado property.

Cash of $1.2 million was used to repurchase the Company’s common stock during the first six months of 2008, accounting for the cash used by financing activities.  Cash of $14,090 was used by financing activities in the first six months of 2007 to repurchase company stock.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $33,000 at June 30, 2008. There was an unrealized gain of  $3,000 at December 31, 2007.

We did not hold any derivative financial instruments as of June 30, 2008, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is subject to legal proceedings in the ordinary course of business, none of which are considered to be material.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and through June 30, 2008.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2007 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

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

·                                          changes in selling and marketing expenses, as well as other operating expenses;

·                                          the length of time it takes for an insurance company to verify that an applicant meets the specified underwriting criteria—this process can be lengthy, unpredictable and subject to delays over which we have little or no control, including underwriting backlogs of the insurance company and the accuracy of information provided by the applicant; we tend to place a significant number of policies with the most price-competitive insurance companies, who, due to volume, have longer and more unpredictable underwriting time frames;

·                                          volatility in bonus commissions paid to us by insurance companies which typically are highest in the fourth quarter;

·                                          the conversion and fulfillment rates of consumers’ applications;

·                                          new Web sites, services and products by our competitors;

·                                          impairment charges against goodwill;

·                                          impairment charges against the land and building;

·                                          price competition by insurance companies in the sale of insurance policies; and

·                                          the level of Internet usage for insurance products and services.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads.  We generated fee revenues totaling $1,570,000 during the six months ended June 30, 2008, and $4.3 million from these sources during the year ended December 31, 2007.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.3 million for the six months ended June 30, 2008 and $2.1 million for the year ended December 31, 2007.

The insurance sales industry is intensely competitive, and if we fail to successfully compete in this industry our market share and business will be harmed

The markets for the products and services we offer are intensely competitive and characterized by rapidly changing technology, evolving regulatory requirements and changing consumer demands.  We compete with traditional insurance distribution channels, including insurance agents and brokers, new non-traditional channels such as commercial banks and savings and loan associations, and a growing number of direct distributors including other online services, such as IntelliQuote and SelectQuote.

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

·                                          authorize how, by which personnel and under what circumstances an insurance premium can be quoted and published;

·                                          approve which entities can be paid commissions from insurance companies;

·                                          license insurance agents and brokers;

·                                          monitor the activity of our non-licensed customer service representatives; and

·                                          approve policy forms and regulate some premium rates.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of August 1, 2008, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 34% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

·                                          elect our directors;

·                                          amend certain provisions of our certificate of incorporation,

·                                          approve a merger, sale of assets or other major corporate transaction;

·                                          defeat any takeover attempt, even if it would be beneficial to our public stockholders; and

·                                          otherwise control the outcome of all matters submitted for a stockholder vote.

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

·                  authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 321,197 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

·                  increase the authorized number of shares of our stock;

·                  enter into any registration rights agreement;

·                  repurchase or redeem any of our securities other than on a pro rata basis;

·                  (i) merge, combine or consolidate with, or agree to merge, combine or consolidate with any entity, (ii) purchase, or agree to purchase all or substantially all of the securities of, any entity, or (iii) purchase, or agree to purchase, all or substantially all of the assets and properties of, or otherwise acquire, or agree to acquire, all or any portion of, any entity, in each case, for consideration in an amount, which when combined with all other such transactions in a fiscal year, exceeds $5,000,000;

·                  (i) merge, combine or consolidate with, or agree to merge, combine or consolidate with any entity in which it is not the surviving entity or (ii) sell, assign, convey, transfer, lease or otherwise dispose of all or substantially all of its assets;

·                  sell or dispose of business or assets in excess of $1,000,000;

·                  alter or change materially and adversely the rights of holders of our common stock;

·                  incur indebtedness or guarantees in excess of $2,500,000 individually or $5,000,000 in the aggregate;

·                  amend or propose to amend our charter or bylaws

·                  liquidate, dissolve, recapitalize, or effect a stock split or reverse stock split, or obligate ourselves to do so;

·                  engage in any other business other than the business we are currently engaged in; or

·                  declare any dividends or distributions.

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

·                  we have a classified Board of Directors with three-year staggered terms that will delay the ability of stockholders to change the membership on the Board of Directors;

·                  our Board of Directors has the ability to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

·                  stockholder action may be taken only at a special or regular meeting; and

·                  we have advance notice procedures that must be complied with by stockholders for them to nominate candidates to our Board of Directors.

Our preferred stock purchase rights could cause substantial dilution to any person or group who attempts to acquire a significant interest in Insure.com without advance approval of our Board of Directors.  We have amended our rights plan to exempt acquisitions of shares of our common stock by Zions from the operation of the rights plan.  In addition, certain of our executive officers have employment agreements that may entitle them to substantial payments in the event of a change of control.  We entered into amendments to our employment agreements with Messrs. Bland and Thoms that exempted the issuance of stock to Zions from constituting a change of control under these employment agreements.

Furthermore, as of August 1, 2008, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 73% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c.               Issuer purchases of equity securities.  On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock.  Following is information concerning the results of that program during the quarter ended June 30, 2008:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as Part	Shares that May Yet Be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

April 1 through April 30, 2008	207,200	$3.82	207,200	385,050

May 1 through May 31, 2008	3,500	$3.71	210,700	381,550

June 1 through June 30, 2008	105,400	$3.81	316,100	276,150

Total	316,100	$3.81	316,100	276,150

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

At the Annual Meeting, held on May 15, 2008 stockholders voted to re-elect Robert Bland, Timothy Shannon and William Thoms to our board of directors.  Mr. Bland received 6,499,874 votes for his election, no votes against, 746,751 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Shannon received 6,936,692 votes for his election, no votes against, 309,933 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Thoms received 6,897,017 votes for his election, no votes against, 349,608 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2008.    There were 6,986,887 votes cast for this proposal, 258,053 votes cast against, 1,685 votes withheld, no abstentions and no broker non-votes.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Statement of Chief Executive Officer Pursuant to Section 302
31.2	Statement of Chief Financial Officer Pursuant to Section 302
32.1	Statement of Chief Executive Officer Pursuant to Section 1350
32.2	Statement of Chief Financial Officer Pursuant to Section 1350

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURE.COM, INC.
Date: August 8, 2008
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)