Form 10-Q
period 2008-09-30
INSURE.COM, INC
filed 2008-11-07
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer  ☐   Accelerated filer  ☐  Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,778,358 shares of the registrant’s common stock, net of treasury shares, were outstanding as of October 31, 2008.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Cash and equivalents	$4,194,311	$2,072,117
Fixed maturity investments-available for sale at fair value	3,134,351	8,941,110
Commissions receivable, less allowances (2008-$400,000; 2007-$395,000)	3,094,389	3,262,988
Other assets	411,077	351,868
Total current assets	10,834,128	14,628,083

Fixed maturity investments-available for sale at fair value	2,422,045	—
Furniture, equipment and computer software at cost, less accumulated depreciation (2008-$3,975,000; 2007-$3,853,000)	1,124,589	1,162,620
Intangible assets at cost, less accumulated amortization (2008-$2,450,000; 2007-$2,096,000)	1,676,719	2,030,796
Goodwill	3,117,470	3,117,470

Total Assets	$19,174,951	$20,938,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$1,983,536	$1,695,113
Total Liabilities	1,983,536	1,695,113

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2008-6,840,858, 2007-7,283,110	29,074	29,074
Additional paid in capital	77,154,378	77,145,919
Accumulated deficit	(54,323,003)	(53,979,154)
Treasury stock at cost: 2008-2,850,418 shares; 2007-2,408,166 shares	(5,565,906)	(3,954,997)
Accumulated other comprehensive income (loss)	(103,128)	3,014
Total stockholders’ equity	17,191,415	19,243,856

Total liabilities and stockholders equity	$19,174,951	$20,938,969

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$4,137,288	$4,615,840	$12,160,643	$13,496,083

Expenses:
Selling and marketing	917,680	1,243,614	3,226,372	4,439,617
Operations	2,211,175	2,033,406	6,442,973	6,838,898
General and administrative	783,858	721,338	2,527,920	2,600,903
Depreciation and amortization	190,539	196,366	598,362	579,447
Total expenses	4,103,252	4,194,724	12,795,627	14,458,865
Operating income (loss)	34,036	421,116	(634,984)	(962,782)
Investment income	77,625	122,507	291,135	325,266

Net income (loss)	$111,661	$543,623	$(343,849)	$(637,516)
Net income (loss) per common share, basic and diluted	$0.02	$0.07	$(0.05)	$(0.09)
Weighted average common shares and equivalents outstanding, basic	6,884,688	7,294,328	7,092,373	7,298,348
diluted	6,933,105	7,385,249	7,092,373	7,298,348

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional			Other	Total
	Shares	Par	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2007:
Balance at January 1	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546
Net loss				(174,641)			(174,641)
Other comprehensive gain-net unrealized gain on investments						86,552	86,552
Total comprehensive loss							(88,089)
Proceeds of sale of common stock- exercise of stock options	2,567	8	7,519				7,527
Stock option compensation			78,256				78,256
Purchase of 20,026 shares of treasury stock					(77,384)		(77,384)
Balance at December 31	9,691,276	29,074	77,145,919	(53,979,154)	(3,954,997)	3,014	19,243,856

2008:
Nine months ended September 30, 2008
Net loss				(343,849)			(343,849)
Other comprehensive loss-net unrealized loss on investments						(106,142)	(106,142)
Total comprehensive loss							(449,991)
Stock option compensation			8,459				8,459
Purchase of 442,252 shares of treasury stock					(1,610,909)		(1,610,909)
Balance at September 30, 2008 (unaudited)	9,691,276	29,074	77,154,378	(54,323,003)	(5,565,906)	(103,128)	17,191,415

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)

Cash flows from operating activities:
Net Loss	$(343,849)	$(637,516)
Adjustments to reconcile to net cash
Provided (used) by operating activities:
Depreciation expense	244,284	194,204
Amortization of intangible assets	354,078	385,242
Stock option expense	8,459	71,181
Commissions receivable	168,599	(420,854)
Amortization of investments	(101,216)	(173,569)
Accounts payable and accrued liabilities	198,912	60,191
Other	(63,357)	43,497
Net cash provided (used) by operating activities	465,910	(477,624)

Cash flows from investing activities:
Purchase of investments	(6,666,064)	(8,999,749)
Proceeds of investment maturities	10,050,000	6,550,000
Proceeds from sale of land and building	—	3,448,519
Purchase of furniture, equipment and computer software	(116,743)	(802,293)
Net cash provided by investing activities	3,267,193	196,477

Cash flows from financing activities:
Proceeds from issuance of common stock	—	5,215
Purchase of treasury stock	(1,610,909)	(63,345)
Net cash used by financing activities	(1,610,909)	(58,130)
Net increase (decrease) in cash and cash equivalents	2,122,194	(339,277)
Cash and equivalents at beginning of period	2,072,117	1,300,243
Cash and equivalents at end of period	$4,194,311	$960,966

See accompanying notes.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMETS

(Unaudited)

1.  Description of Business

                Insure.com, Inc., formerly known as Quotesmith.com, Inc., (the “Company”) is an insurance agency and brokerage.  Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes for numerous life insurance products.  The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff.  The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners.  The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced, including industry-standard volume based bonus commissions paid by participating life insurance companies.  The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2.  Summary of Significant Accounting Policies

Basis of Presentation

                The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

                The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The adoption of SFAS 157 did not have a material on the financial statements.

                In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement will supersede SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The potential impact, if any, of adopting SFAS 141 (R) on the Company’s consolidated results of operations and financial condition will depend on future acquisition activity.

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

 3.  Income Per Share

                Income per share is calculated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$111,661	$543,623	$(343,849)	$(637,516)

Basic shares outstanding	6,884,688	7,294,328	7,092,373	7,298,348

Diluted shares outstanding	6,933,105	7,385,249	7,092,373	7,298,348

Earnings per share, basic and diluted	$0.02	$0.07	$(0.05)	$(0.09)

                Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding.  Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive.  At September 30, 2008, there were a total of 419,130 common share equivalents outstanding.

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

Overview and Critical Accounting Policies

                 We generate revenues primarily from the receipt of commissions paid to us by insurance companies based upon the policies sold to consumers through our service. These revenues come in the form of first year, bonus and renewal commissions that vary by company and product. We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. We recognize commissions on all other lines of business after we receive notice that the insurance company has received payment of the related premium.  First year commission revenues per policy can fluctuate due to changing premiums, commission rates, and types or amount of insurance sold. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenue in the period in which it is earned. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts upon the achievement of certain levels of annual production.  Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenues from the receipt of fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce for such third-party entities.  Our revenue recognition accounting policy has been applied consistently to all periods presented in this report.

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

                 Selling and marketing expenses consist primarily of direct advertising costs.  These costs are expensed in the period the advertising is communicated.

                 Intangible assets consist of the following:

	Intangible Asset	Accumulated	Estimated	Amortization
	Cost	Amortization	Useful Life	Method

Insurance contract renewals	$3,538,000	$2,017,000	10 years	Accelerated

Non-compete agreement	589,000	433,000	6 years	Straight line

Total	$4,127,000	$2,450,000

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

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2008 and September 30, 2007

Revenues

Revenues decreased $479,000, or 10%, in the quarter ended September 30, 2008 when compared to revenue in the same quarter of 2007, and declined $1,335,000, or 10%, for the nine months then ended, when compared to the comparable period in 2007.  The components of revenue are as follows:

	Quarter ended		NineMonths Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Life insurance commissions	$3,364,037	$3,451,700	$9,618,529	$9,944,925
Click revenue	689,411	1,089,491	2,259,832	3,313,458
Other	83,840	74,649	282,282	237,700
Total revenue	4,137,288	4,615,840	12,160,643	13,496,083

Life insurance commission revenue decreased $88,000, or 3%, for the third quarter of 2008, when compared with the same quarter in 2007, and decreased $326,000, or 3%, for the nine months ended September 30, 2008 as compared to the same period in 2007.  Total policies sold in the third quarter decreased 3% from 4,168 to 4,045, accounting for the decline in quarterly revenue.    Fees from the sale of insurance leads, also referred to as “click revenue” decreased $400,000, or 36%, during the third quarter when compared with the revenue generated in the comparable period in 2007, and declined $1,053,000, or 32% when comparing the year-to-date periods.  We have reduced our advertising expenditures in 2008, which may have negatively impacted our revenue from the sale of insurance leads.  We have also discontinued the sale of excess life insurance leads, further negatively impacting revenue.

Expenses

Expenses decreased $91,000, or 2%, in the quarter ended September 30, 2008 when compared to expenses in the same quarter of 2007, and decreased $1,663,000, or 12%, for the nine months then ended when compared with the comparable period in 2007.  The components of expenses are as follows:

	Quarter ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expenses:
Selling and marketing	$917,680	$1,243,614	$3,226,372	$4,439,617
Operations	2,211,175	2,033,406	6,442,973	6,838,898
General and administrative	783,858	721,338	2,527,920	2,600,903
Depreciation and amortization	190,539	196,366	598,362	579,447
Total expenses	4,103,252	4,194,724	12,795,627	14,458,865

Selling and Marketing.  Selling and marketing expenses decreased $326,000, or 26%, for the quarter and decreased $1,213,000, or 27% for the nine months ended September 30, 2008.  We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle.

Operations.   Operations expenses increased $178,000, or 9%, in the third quarter of 2008 compared to the same quarter last year.  Higher costs for licenses for new agents and higher expenditures for technology consultants, who are engaged in a variety of projects, account for most of the increase.  Year to date, operations expenses decreased $396,000, or 6%, with most of the reduction being in telephone expenses, which benefited from a refund of prior year overcharges as well as a new carrier agreement.

General and Administrative.  General and administrative costs increased $62,000, or 9%, in the third quarter of 2008, but decreased $73,000, or 3%, year to date.  Lower stock compensation expenses, along with lower expenditures for legal fees and the sale of our building in Colorado in April 2007, which lowered property tax expenses, all contributed to this reduction.

Depreciation and Amortization.  Depreciation and amortization charges decreased $6,000, or 3%, in the third quarter of 2008 when compared to the results in the comparable period in 2007, and increased $19,000, or 3%, on a year to date basis.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above, partially offsetting an increase in depreciation expenses, which resulted primarily from expenditures over the last year on computer hardware.

Investment Income

Investment income decreased $45,000 in the third quarter of 2008, as compared to the second quarter of 2007, due to a smaller bond portfolio, caused by the repurchase of company stock, and lower interest rates.

Income Taxes (Credit)

We had no income tax credit for 2008 and 2007 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On January 31, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8% of the total 7.3 million shares then outstanding.  Through July 23, 2008, we had purchased 397,062 shares.  On July 24, 2008, our Board of Directors cancelled the remainder of the January 31, 2008 authorization and authorized the repurchase of up to 600,000 shares of common stock, representing up to 8.5% of the total 7.0 million shares outstanding as of that date.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash.  No date was established for the completion of the program. As of October 31, 2008, we had repurchased a total of  504,752 shares during 2008, and an additional of 492,310 shares can be repurchases under the July 24, 2008 authorization.

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

Cash provided by operating activities was approximately $466,000 for the first nine months of 2008, compared with cash used by operating activities of $478,000 for the same period in 2007. During the first nine months of 2008, the net loss was more than offset by non-cash expenses for depreciation, amortization and stock option expense plus the net increase in liabilities.

In 2007, non-cash expenses for depreciation, amortization and stock option compensation were not enough to offset the net loss for the period.

Cash was provided by investing activities during the first nine months of 2008 in the amount of $3.3 million, as investment maturities exceeded the reinvestment of funds by approximately that amount.  A portion of this positive cash flow was used to fund the repurchase of company stock, with the rest being invested in short-term cash equivalents.  Cash provided by investing activities was $196,000 in the first nine months of 2007, as funds reinvested in bonds and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio and from the sale of our Colorado property.

Cash of $1.6 million was used to repurchase the Company’s common stock during the first nine months of 2008, accounting for the cash used by financing activities.  Cash of $63,000 was used by financing activities in the first nine months of 2007 to repurchase company stock.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $103,000 at September 30, 2008. There was an unrealized gain of  $3,000 at December 31, 2007.

We did not hold any derivative financial instruments as of September 30, 2008, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September30, 2008 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings in the ordinary course of business, none of which are considered to be material.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 and for the nine months ended September 30, 2008.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2007 in order to achieve profitability.  Even if we achieve profitability, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 79% of our 2008 revenues were derived from the sale of term life insurance

For the nine months ended September 30, 2008, approximately 79% of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads.  We generated fee revenues totaling approximately $2,260,000 during the nine months ended September 30, 2008, and approximately $4.3 million from these sources during the year ended December 31, 2007.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $2.0 million for the nine months ended September 30, 2008 and $2.1 million for the year ended December 31, 2007.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of October 31, 2008, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

Furthermore, as of October 31, 2008, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

c.               Issuer purchases of equity securities.  On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock.  On July 24, 2008, the Company’s Board of Directors cancelled its previous authorization, and authorized the repurchase of up to an additional  600,000 shares of its common stock.  Following is information concerning the results of those programs during the quarter ended September 30, 2008:

	Total		Total Number of	Maximum Number of
	Number of	Average	Shares Purchased as Part	Shares that May Yet Be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

July 1 through July 30, 2008	75,512	$3.20	75,512	597,700

August 1 through August 31, 2008	10,300	$3.27	85,812	587,400

September 1 through September 30, 2008	32,590	$3.05	118,402	554,810

Total	118,402	$3.17	118,402	554,810

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
Date: November 7, 2008
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)