Form 10-K
period 2008-12-31
INSURE.COM, INC
filed 2009-03-05
CIK 1079996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission File No. 000-26781

INSURE.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3299423
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

         Aggregate market value of the Registrant's voting stock held by non-affiliates on February 25, 2009, based on the closing price of said stock on the Nasdaq Capital Market on such date, was $4,199,066.

         As of February 25, 2009, 6,773,058 shares of the Registrant's Common Stock, $.003 par value of the Registrant were outstanding.

Documents Incorporated by Reference

         Portions of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on May 14, 2009, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

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

  •
  demand for life insurance, especially in light of the current economic situation;

  •
  significant fluctuations in our quarterly results;

  •
  our ability to develop our brand recognition;

  •
  a reduction in the capacity in the life insurance industry ;

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

        For the ten-year period ended December 31, 2008, we have spent a total of $85 million in direct-to-consumer advertising and have sold approximately 193,000 new policies.

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

        These challenges include:

  •
  Fragmented delivery.  Insurance products are available from captive agents, independent agents and direct distribution channels as well as other sellers, including banks and other financial institutions. Because of this fragmentation, there has been no single source of policy coverage and pricing information from which a consumer can obtain unbiased and complete information.

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

  Online Insurance

        The Internet and electronic commerce present a significant opportunity for the insurance industry by allowing consumers to more efficiently and effectively research and transact with insurance companies. The fragmentation of the insurance industry and the significant price and product variation has led consumers to seek alternative means of purchase and insurance companies to seek alternative means of distribution. We believe that the vast information sharing and communications power of the Internet has significantly improved the insurance industry for both consumers and insurance companies.

        Characteristics of the insurance product that make it particularly well suited for delivery over the Internet include:

  •
  insurance is an information-based product that needs no physical shipment or warehousing of merchandise;

  •
  through a single medium, consumers can access information and compare a wide variety of insurance companies' products anonymously;

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

        Many companies address the online insurance opportunity. Some companies have created "lead referral" websites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these websites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still required to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy-delivery insurance solution.

        Existing insurance companies and their agents and brokers use their Web sites to sell their insurance products online as an alternative to their traditional sales activities. Some companies have Web sites with the primary purpose of creating an insurance sale online for a single insurance company or group of insurance companies with little or no comparative overview of prices. These companies perpetuate the fragmentation in the industry by not offering a comprehensive database of pricing and coverage information.

        As a result of the shortcomings inherent in the online lead referral and single company approaches, we have developed a large-scale, comprehensive and unbiased Internet-based insurance service. Self-directed consumers will likely be attracted to our broad selection of insurance companies and a compelling value proposition based upon price, time and transaction fulfillment.

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

        We believe we have created a model that addresses the challenges faced by traditional insurance distribution methods to offer significant benefits to both consumers and insurance companies. Our model allows consumers to:

  •
  research and learn about insurance coverage issues;

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

        Guaranteed-Accurate Instant Quotes.    Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. This database serves both the Internet shopper as well as the customer receiving quotes over the phone from a licensed agent in our call center or from an independent agent who is part of our remote agent program. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases with information obtained directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we will provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we will provide the lowest price quote available with respect to term life insurance policies. We believe these Insure.com guarantees are unmatched by any competitor.

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

        Licensed National Insurance Agency.    Unlike traditional insurance agents who are often only licensed in one or a limited number of states, we and/or certain of our employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide.

        User Friendly System.    At our website, www.Insure.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use web site is designed for fast viewing and general compatibility with all commonly used web browsers. Callers can also receive quotes, discuss policy options with our licensed insurance agents and initiate purchase requests over the telephone.

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

        Leverage Customer Base.    We have expanded our insurance product offerings and believe there is significant opportunity to leverage our existing customer base and provide new products to them without significant customer acquisition costs. We tailor our marketing efforts based on consumer profiles contained in our database of existing customers. We also believe that the content on our website, including articles and other insurance tools, will continue to provide us with a permanent new customer gateway, thereby allowing us to reduce our future customer acquisition costs and our reliance on direct-to-consumer advertising as our primary source of new customers.

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

        Our marketing strategy is to promote our brand and attract self-directed consumers to our website and to call us. Our marketing initiatives include:

  •
  using direct response print advertisements placed primarily in financially oriented magazines and newspapers;

  •
  online advertising:

  •
  advertising via radio, television and direct mail; and

  •
  entering into strategic relationships with other financial services and general purpose web sites to increase our access to online consumers.

Material Strategic Relationships and Agreements

        We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 17% of total revenue for the year ended December 31, 2008, primarily from the sale of leads for insurance other than term life.

Competition

        We compete with online and traditional providers of insurance products. The market for selling insurance products over the Internet is intensely competitive. Current and new competitors may be able to launch new sites at a relatively low cost. There are a number of companies that either sell insurance online or provide lead referral services online.

        We believe that we are the most comprehensive Internet-based insurance service because we provide consumers complete quote-to-policy-delivery insurance services, instant quotes from about 30 life insurance companies and the ability to buy online or over the phone. Our Internet-based, lead-referral competitors generally capture consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company, without personalized customer service or fulfillment capabilities. Other Internet-based competitors have created websites as alternatives to their traditional sales activities and offer products from a single insurance company or a relatively small group of insurance companies with little or no comparative overview of prices. While we believe that our complete quote-to-policy-delivery service offers a more comprehensive Internet-based insurance service solution than these competitors, we nonetheless face intense competition from these other types of insurance services.

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

        The federal government does not directly regulate the marketing of most insurance products, but there has been talk of movement toward a federal regulatory scheme. However, some products, such as variable life insurance, must be registered under federal securities laws and therefore the entities selling these products must be registered with the Financial Industry Regulatory Authority. We do not currently sell any federally regulated insurance products. If we elect to sell these federally regulated products in the future, we would be required to qualify for and obtain the required licenses and registrations. We cannot assure you that we would be able to obtain these licenses.

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

        The future regulation of insurance sales via the Internet remains unclear. We believe that we are currently in compliance with all current regulations. However, if additional state or federal regulations are adopted, they may have an adverse impact on us.

Employees

        As of December 31, 2008, we had 151 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.    Risk Factors

Risks Related to Our Business

Our insurance brokerage business has not been profitable and may not become profitable in the future

        Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 through the year ended December 31, 2008. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2008 in order to achieve profitability. Even though we achieved profitability in the second and third quarters of 2008, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 81% of our 2008 revenues were derived from the sale of term life insurance

        For the year ended December 31, 2008, approximately 81% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

The current economic situation may lead to reduced demand for life insurance

        Our country is currently going through an economic downturn, which has resulted in rising levels of unemployment. If these economic conditions result in a decreased demand for life insurance, as consumers use their economic resources for other needs, our business could be harmed.

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

The sale of internet leads may not generate a material amount of revenues for us

        As part of our marketing strategy, we sell internet traffic that comes to our website and indicates an interest in an insurance product other than life insurance, and at times have sold excess life insurance leads, to third party Web sites and others in order to increase the realized revenue from visitors to our website. We generated fee revenues totaling $2.6 and $4.3 million from the sale of leads during 2008 and 2007, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

The current economic crisis could lead to reduced capacity in the life insurance industry

        During recent months, concerns have been raised regarding the economic viability of the parent holding companies of some large US life insurance companies. The most notable example is AIG, the parent company of American General Life Insurance Company and Unites States Life Insurance Company. AIG received billions of dollars of federal bail-out assistance, including direct U.S.

Government investment and provision of a multi-billion dollar credit facility. While assurances have been given regarding the viability of the life insurance subsidiaries of these affected holding companies, a continued deterioration of the credit markets could lead to a reduction in the capacity of life insurers to accept new business. Life insurance capacity could also be constrained by a deterioration in the financial viability of foreign and domestic life reinsurance companies. Should there be a reduction in life insurance capacity, life insurance premiums will likely increase and underwriting guidelines could be tightened, and our business could be harmed.

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

        Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $2.6 million for the year ended December 31, 2008 and $2.1 million for the year ended December 31, 2007.

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

If we are unable to adapt to the rapid technological change in our industry, we will not remain competitive and our business will suffer

        Our market is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The growth of the Internet and intense competition in our industry exacerbate these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the features and reliability of our database and service. We may experience difficulties that could delay or prevent the successful introduction or marketing of new products and services. In addition, new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

        As of February 25, 2009, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

        Our balance sheet contains goodwill in the amount of $3.1 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2008 impairment review. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results.

        During 2009, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge could be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

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

Our common stock is currently trading at low prices, which could further reduce the liquidity of the market for, and the price of, our common stock

        We believe that the current per share price level of our common stock has reduced the effective marketability of our shares of common stock because of the reluctance of many brokerage firms to recommend low-priced stock to their clients. Certain investors view low-priced stock as speculative and unattractive, although certain other investors may be attracted to low-priced stock because of the greater trading volatility sometimes associated with such securities. In addition, a variety of brokerage house policies and practices tend to discourage individual brokers within those firms from dealing in low-priced stock. Such policies and practices pertain to the payment of brokers' commissions and to time-consuming procedures that function to make the handling of low-priced stocks unattractive to brokers from an economic standpoint.

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

        Furthermore, as of February 25, 2009 Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters and Issuers Purchase of Equity Securities.

        Market Information.    Our common stock began trading on the Nasdaq National Market under the symbol "QUOT" on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, which is now known as the Nasdaq Capital Market, retaining its existing symbol, QUOT. On January 8, 2007, the ticker symbol for our common stock was changed to NSUR. As of February 25, 2009 the approximate number of record holders of our common stock was 800. The last sale price of our common stock on February 25, 2009 was $2.40. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq Capital Market, as applicable.

	High	Low
2008:
First Quarter	$4.50	$3.34
Second Quarter	4.00	2.94
Third Quarter	3.50	2.89
Fourth Quarter	3.50	1.98
2007:
First Quarter	$4.53	$4.00
Second Quarter	5.49	3.50
Third Quarter	4.42	3.11
Fourth Quarter	5.24	4.00

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

        Issuer purchases of equity securities.    On January 31, 2008, the Company's Board of Directors authorized the repurchase of up to 600,000 shares of its common stock. On July 24, 2008, the Company's Board of Directors cancelled its previous authorization, and authorized the repurchase of up to an additional 600,000 shares of its common stock, with no expiration date. Following is information concerning the results of those programs during the quarter ended December 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2008	62,500	$3.39	62,500	492,310
November 1 through November 30, 2008	4,000	$3.03	66,500	488,310
December 1 through December 31, 2008	1,300	$2.38	67,800	487,010
Total	67,800	$3.35	67,800	487,010

ITEM 6.    Selected Financial Data.

        The historical statement of operations data and balance sheet data in the table below is derived from our audited financial statements, which are included elsewhere in this annual report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes, and other financial information included elsewhere in this annual report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$15,667	$18,020	$17,219	$17,101	$15,910
Expenses:
Selling and marketing	3,942	5,687	8,784	6,541	6,866
Operations	8,875	8,860	6,165	7,275	6,531
General and administrative	3,432	3,306	3,531	3,764	3,148
Depreciation and amortization	786	784	853	973	1,279
Impairment of land and building	—	—	1,801	—	—
Impairment of goodwill	—	—	—	3,750	—

Total expenses	17,035	18,637	21,134	22,303	17,824
Operating loss	(1,368)	(617)	(3,915)	(5,202)	(1,914)
Interest income, net	365	442	327	276	138
Realized gain (loss) on sale of securities	4	—	—	—	(45)

Net loss	$(999)	$(175)	$(3,588)	$(4,926)	$(1,821)

Basic and diluted net loss per share	$(0.14)	$(0.02)	$(0.49)	$(0.67)	$(0.31)

Weighted average common shares and equivalents, basic and diluted	7,012	7,294	7,312	7,329	5,851

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Cash and Equivalents	$927	$2,072	$1,300	$747	$1,356
Working Capital	7,963	12,933	11,383	7,190	5,140
Total assets	18,319	20,939	20,671	24,055	28,843
Total liabilities	1,957	1,695	1,347	1,441	1,228
Total stockholders' equity	16,362	19,244	19,324	22,614	27,615

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Statistics:
Policies sold
Term life	15,495	15,291	12,080	16,845	17,485
Health and other	—	—	—	315	3,236

Total policies sold	15,495	15,291	12,080	17,160	20,721

Selected Quarterly Operating Results

        The following tables set forth unaudited quarterly statements of operations data for 2008 and 2007. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2008
Revenues	$3,968	$4,056	$4,137	$3,506
Expenses:
Selling and marketing	1,281	1,028	918	715
Operations	2,235	1,997	2,211	2,432
General and administrative	872	872	784	904
Depreciation and amortization	207	201	191	187

Total expenses	4,595	4,098	4,104	4,238
Operating income (loss)	(627)	(42)	33	(732)
Interest income, net	111	99	78	77
Realized gain on sale of securities	4			—

Net income (loss)	$(512)	$57	$111	$(655)

Net income (loss) per share basic and diluted	$(0.07)	$0.01	$0.02	$(0.10)

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2007
Revenues	$4,202	$4,679	$4,616	$4,523
Expenses:
Selling and marketing	1,775	1,421	1,244	1,247
Operations	2,144	2,662	2,034	2,020
General and administrative	1,059	818	721	708
Depreciation and amortization	195	188	196	205

Total expenses	5,173	5,089	4,195	4,180

Operating income (loss)	(971)	(410)	421	343
Interest income, net	89	111	123	119

Net income (loss)	$(882)	$(299)	$544	$462

Net income (loss) per share basic and diluted	$(0.12)	$(0.04)	$0.07	$0.06

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

        The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. The fair value of certain of the Company's financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders' equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method

        Goodwill is not subject to amortization. Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations that we receive from independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results.

        While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2008 and December 31, 2007 impairment reviews, as the calculated fair value of the reporting unit exceeded the carrying value by approximately 8% at each review date. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results. If the Company is unable to achieve the anticipated projected operating results utilized in the discounted cash flow analysis, there may be future goodwill impairment charges. During the fourth quarter of 2005, the Company experienced declining revenues from life insurance sales and a drop in the market price of its common stock. Our annual impairment review was conducted as of December 31, 2005, and it was determined that an impairment existed. As a result of this determination, the Company recorded an impairment charge against earnings in the fourth quarter of 2005 amounting to $3.75 million.

        No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenues

        Revenues decreased $2.3 million or 13.1%, to $15.7 million in 2008 from $18.0 million in 2007. The components of revenue are as follows:

	Year ended December 31,
	2008	2007
Revenues:
Commissions—Life	$12,690,740	$13,378,857
Commissions—Health	262,791	291,915
Sales of insurance leads	2,713,794	4,349,098

Total revenue	$15,667,325	$18,019,870

        Life insurance commissions decreased $688,000, or 5%, even though policies sold increased by about 1% from 15,291 to 15,495. Revenues were negatively impacted by an increase in first year lapses. We record commission revenue on new policies sold when the policy is placed in force. However, if the customer is paying the premium over the entire first year of the policy, for example on a monthly basis, we will only receive commission as the customer pays. If the policy lapses prior to all of the premium being paid, we will not collect our full commission. We record a reserve for this situation when revenue is recognized; however, during 2008 lapse rates were higher than the reserve anticipated. In total, these higher lapses reduced commission revenue by about $460,000. Commission from health insurance decreased 10% in 2008, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, there were no new health insurance policies sold during 2008 or 2007. All of the commissions result from previously-sold policies that continue in force. Fees from the sale of internet insurance leads decreased 38% to $2.7 million in 2008, compared to $4.3 million in 2007. This decrease results primarily from a decrease in the number of internet leads being sold, which resulted primarily from a decrease in advertising. We also discontinued selling excess life insurance leads during 2008, in favor of having those leads pursued by our in-house agents. We are expanding the number of agents in our in-house call center. As new agents mature and become more productive, we expect them to generate commission revenue streams that will exceed the revenue that could have been generated from selling leads.

Expenses

        Selling and Marketing.    Selling and marketing expenses decreased $1.7 million, or 31%, in 2008 when compared with 2007, to a total of $3.9 million in 2008 compared to $5.7 million in 2007. We intentionally decreased our advertising spending in 2008 as we were generating more leads than were required for our growing call center. As a result, selling and marketing expenses decreased to 25% of revenue, compared to 32% of revenue in 2007.

        Operations.    Operations expenses increased by less than 1%, or $15,000, in 2008. The majority of this category consists of wages and bonuses for the agents in our call center, as well as for the support staff that processes and case manages the applications and delivered policies. These costs remained relatively flat from 2007 to 2008. Increases in other categories, such as postage and license costs for new agents, were offset by a decrease in telephone charges that resulted from a one-time refund for overcharges from our prior telecommunications carrier.

        General and Administrative.    General and administrative expenses increased 4%, or $127,000, in 2008 to a total of $3.4 million. Most of the increase resulted from higher fees for background and credit checks for new agents.

        Depreciation and amortization.    Depreciation and amortization increased less than 1%, or $2,000, in 2008 when compared to 2007. Amortization costs related to the life insurance renewals acquired in 2004 declines each year in anticipation of policy lapses that will result in steadily declining revenue from these renewal contracts. This decrease was offset by higher depreciation charges on new computer equipment.

Interest Income

        Interest income was $365,000 in 2008 compared to $442,000 in 2007. There was no interest expense in 2008 or 2007. Interest income decreased due to lower interest rates in 2008, as well as a decrease in invested assets, which was caused by the purchase of treasury shares. The current low interest rate environment will likely continue to negatively impact our interest income, as much of our income is derived from short term investments.

Income Taxes (Benefit)

        We had no income tax benefit for 2008 and 2007 due to valuation allowances provided against net deferred tax assets as a result of the uncertainty of the future utilization of our net operating loss carryforward assets.

Liquidity and Capital Resources

        We currently expect that our cash and fixed maturity investments of approximately $9 million at December 31, 2008 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

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

        Operating activities provided cash of $93,000 in 2008, while cash used by operating activities was approximately $66,000 in 2007, as shown in our statements of cash flows included elsewhere in this annual report. The improvement in operating cash flow in 2008, as compared to 2007, resulted primarily from a decrease in commissions receivable and an increase in current liabilities. Commissions receivable decreased due to an increase in the reserve for first year lapses, which was the result of higher lapses during 2008 than we experienced during 2007.

        Cash provided by investment activities was $600,000 in 2008 and $907,000 in 2007, and resulted from the proceeds of investment and certificate of deposit maturities, as well as the proceeds of the sale of land and building in 2007, exceeding amounts reinvested and spent on fixed asset purchases. During 2007, fixed asset purchases totaled $874,000, which was significantly higher than the $336,000 spent in 2008, and resulted primarily from investing in new computer hardware and software, both from life cycle replacements as well as the development of a new customer management system.

        Cash used for financing activities in 2008 and 2007 totaled $1.8 million and $70,000, respectively, and consisted of the repurchase of shares of our common stock.

        We have no significant off-balance sheet arrangements.

Cash Flow Obligations

        In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2008:

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,584,328	256,772	644,229	683,327	—
Purchase obligations	—	—	—	—	—

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements. Staff Position No. SFAS. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a material effect on the financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement will supersede SFAS 141, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The potential impact, if any, of adopting SFAS 141 (R) on the Company's consolidated results of operations and financial condition will depend on future acquisition activity.

        In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

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

        Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. There were net accumulated unrealized losses on those investments totaling $51,234 at December 31, 2008. As of December 31, 2007, there were net accumulated unrealized gains of $3,014 on those investments.

        We did not hold any derivative financial instruments as of December 31, 2008, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

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

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedure

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in "Internal Control—Integrated Framework" issued by COSO, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        In the fourth fiscal quarter ended December 31, 2008, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        Not applicable

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders scheduled for May 14, 2009.

        The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	55	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	56	Executive Vice President , Chief Operating Officer
Phillip A. Perillo	59	Senior Vice President, Chief Financial Officer
Richard C. Claahsen	44	Vice President, Corporate Secretary

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

        Phillip A. Perillo has served as our Senior Vice President and Chief Financial Officer since May 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and Marsh & McLennan. Mr. Perillo holds an MBA in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago, and is a Certified Public Accountant.

        Richard C. Claahsen has served as our Vice President and Corporate Secretary since May 1999. From June 1997 to May 1999, Mr. Claahsen served as our director of regulatory affairs. From October 1996 to June 1997, he was a special agent with Northwestern Mutual Life Insurance Company. From 1993 to 1996, Mr. Claahsen was a litigation paralegal at Templeton & Associates of Chicago, Illinois. In 1999, Mr. Claahsen received his Chartered Life Underwriter designation from The American College of Bryn Mawr, Pennsylvania. Mr. Claahsen holds a B.A. and an M.A. in philosophy from the Catholic University of America and a J.D. from ITT Chicago Kent College of Law.

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

ITEM 11.    Executive Compensation

        The sections entitled "Executive Compensation," excluding the Compensation Committee Report and the stock price performance graph, "Management—Director Compensation" and "Management—Compensation Committee Interlocks and Insider Participation" are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders scheduled for May 14, 2009.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The section entitled "Principal Shareholders" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders scheduled for May 14, 2009.

        The following table sets forth the following information as of December 31, 2008: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	352,464	$6.68	364,094
Equity compensation plans not approved by security holders	—	—	—

Total	352,464	$6.68	364,094

        Please see note 7 to the audited financial statements of Insure.com included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Insure.com, Inc. Stock Option Plans.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The section entitled "Certain Relationships and Related Transactions" is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders scheduled for May 14, 2009.

ITEM 14.    Principal Accounting Fees and Services

Audit Fees

        The aggregate fees for each of the last two fiscal years for professional services rendered by BDO Seidman LLP ("BDO"), our registered independent public accounting firms for the audit of our annual financial statements and review of quarterly financial statements included in our Forms 10-Q were $181,500 in 2008 and $171,500 in 2007.

Audit-Related Fees

        The aggregate fees billed in each of the last two fiscal years for assurance and related services by BDO that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption "Audit Fees" were $0 in 2008 and $0 in 2007.

Tax Fees

        For the last two years, there were no fees billed for professional services rendered by BDO for tax compliance, tax advice and tax planning.

All Other Fees

        The aggregate fees billed in each of the last two fiscal years for products and services provided by BDO, other than the services reported above, were $0 in 2008 and $0 in 2007.

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

        All of the above services for 2008 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

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
Darien, Illinois

        We have audited the accompanying balance sheets of Insure.com as of December 31, 2008 and 2007,and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insure.com at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
March 5, 2009

INSURE.COM, INC.

BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Cash and equivalents	$927,308	$2,072,117
Certificates of deposit	3,446,000	—
Fixed maturity investments—available for sale at fair value (Note 3)	2,159,985	8,941,110
Commissions receivable, less allowances (2008—$605,000; 2007—$395,000)	2,902,394	3,262,988
Other assets	484,860	351,868

Total current assets	9,920,547	14,628,083
Fixed maturity investments—available for sale at fair value	2,448,155	—
Furniture, equipment and computer software at cost, less accumulated depreciation (2008—$4,049,000; 2007—$3,853,000)	1,270,225	1,162,620
Intangible assets at cost, less accumulated amortization (2008—$2,563,000; 2007—$2,096,000) (Note 2)	1,563,093	2,030,796
Goodwill (Notes 2 and 5)	3,117,470	3,117,470

Total Assets	$18,319,490	$20,938,969

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities—current	$1,957,437	$1,695,113

Total Liabilities	1,957,437	1,695,113
Stockholders' equity (Notes 6 and 7)
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2008—6,773,058, 2007—7,283,110	29,074	29,074
Additional paid in capital	77,154,879	77,145,919
Accumulated deficit	(54,977,694)	(53,979,154)
Treasury stock at cost: 2008—2,918,218 shares; 2007—2,408,166 shares	(5,792,972)	(3,954,997)
Accumulated other comprehensive income (loss)	(51,234)	3,014

Total stockholders' equity	16,362,053	19,243,856

Total liabilities and stockholders equity	$18,319,490	$20,938,969

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues:
Commissions and fees	$15,667,325	$18,019,870
Expenses:
Selling and marketing (Note 2)	3,942,349	5,687,390
Operations (Note 7)	8,874,696	8,859,655
General and administrative (Note 7)	3,431,956	3,305,311
Depreciation	317,850	275,164
Amortization	467,703	508,768

Total expenses	17,034,554	18,636,288

Operating loss	(1,367,229)	(616,418)
Interest income	364,541	441,777
Net realized gain on sale of securities	4,148	—

Loss before income taxes	(998,540)	(174,641)
Income tax benefit (Note 4)	—	—

Net loss	$(998,540)	$(174,641)

Net loss per common share, basic and diluted	$(0.14)	$(0.02)

Weighted average common shares and equivalents outstanding, basic and diluted	7,012,458	7,294,441

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Number of Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity
2007:
Balance at January 1	9,688,709	$29,066	$77,060,144	$(53,804,513)	$(3,877,613)	$(83,538)	$19,323,546
Net loss				(174,641)			(174,641)
Other comprehensive gain—net unrealized gain on investments						86,552	86,552

Total comprehensive loss							(88,089)
Proceeds of sale of common stock—exercise of stock options	2,567	8	7,519				7,527
Stock option compensation			78,256				78,256
Purchase of 20,026 shares of treasury stock					(77,384)		(77,384)

Balance at December 31	9,691,276	29,074	77,145,919	(53,979,154)	(3,954,997)	3,014	19,243,856
2008:
Net loss				(998,540)			(998,540)
Other comprehensive loss—net
unrealized loss on investments						(54,248)	(54,248)

Total comprehensive loss							(1,052,788)
Stock option compensation			8,960				8,960
Purchase of 510,052 shares of treasury stock					(1,837,975)		(1,837,975)

Balance at December 31, 2008	9,691,276	29,074	77,154,879	(54,977,694)	(5,792,972)	(51,234)	16,362,053

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net Loss	$(998,540)	$(174,641)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	317,850	275,164
Amortization of intangible assets	467,703	508,768
Amortization of investments	(99,066)	(247,243)
Accounts payable and accrued liabilities	172,813	118,125
Stock option expense	8,960	78,256
Commissions receivable	360,594	(663,468)
Other	(137,140)	39,495

Net cash provided (used) by operating activities	93,174	(65,544)
Cash flows from investing activities:
Purchase of investments	(6,666,064)	(11,216,782)
Purchase of certificates of deposit	(4,714,000)
Proceeds of investment maturities	11,048,000	9,550,000
Proceeds of certificates of deposit maturities	1,268,000
Proceeds from sale of land and building	—	3,448,519
Purchase of furniture, equipment and computer software	(335,944)	(874,462)

Net cash provided by investing activities	599,992	907,275
Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,527
Purchase of treasury stock	(1,837,975)	(77,384)

Net cash used by financing activities	(1,837,975)	(69,857)

Net increase (decrease) in cash and cash equivalents	(1,144,809)	771,874
Cash and equivalents at beginning of period	2,072,117	1,300,243

Cash and equivalents at end of period	$927,308	$2,072,117

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

        In the period covered in the accompanying financial statements, the Company's primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from one of these companies have exceeded ten percent of the Company's total revenues. In 2008 and 2007, one life insurance company accounted for $3.1 million and $2.2 million of our revenues, respectively. The Company's business represents one reporting segment.

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

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

        The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. The Company compares the actual amount of commissions received with the amounts that were estimated in order to determine whether there is an impairment of the remaining asset. As of December 31, 2008, there was no impairment of the insurance contract renewals asset.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Amortization expense from these intangible assets totaled $468,000 in 2008 and $509,000 in 2007, and is expected to total $431,000 in 2009, $332,000 in 2010, $269,000 in 2011 and $242,000 in 2012.

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

Non-operating Income and Expense

        In 2008, the Company realized gains of $4,148 on fixed maturity investments that were called before their due date. There were no realized gains or losses in 2007.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Net Loss Per Share

        Basic and diluted net loss per share reflects net loss divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents because the effect would be antidilutive. At December 31, 2008 and 2007, there were a total of 402,464 and 448,640 common share equivalents outstanding.

Other Comprehensive Income or Loss

        Comprehensive loss includes net loss and unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2008	2007
Unrealized gain (loss) on investments	$(50,100)	$86,552
Less: Reclassification adjustment for realized gains included in income	(4,148)	—

Other comprehensive income (loss)	$(54,248)	$86,552

        The specific identification method was used for calculating gains or losses on securities reclassified.

Stock Options

        Effective January 1, 2006, the Company began accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123 (R)), which requires the recognition of compensation expense for all stock options granted to employees including options where the exercise price is equal to or greater than the market price at the date of the grant. During the years ended December 31, 2008 and 2007, the Company recorded compensation expense related to stock options in its income statement in the amount of $9,000 and $78,000, respectively, with no related income tax benefit recognized. No income tax benefit was recognized in the income statement for this expense. Unrecognized compensation expense related to stock options totaled $1,000 as of December 31, 2008. Expense was calculated using the Black-Scholes options pricing model. Due to a lack of historical information, the expected term is based on the midpoint between the vesting term and contract term. The volatility assumption is based on historical information.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delays the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements. Staff Position No. SFAS. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a material effect on the financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement will supersede SFAS 141, "Business Combinations", and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The potential impact, if any, of adopting SFAS 141 (R) on the Company's consolidated results of operations and financial condition will depend on future acquisition activity.

        In December 2007, the FASB issued SFAS No. 160, "Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Investments

        Investments are classified as available-for-sale securities and are reported at fair value, as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008:
U.S. Government agency bonds	$1,648,251	$9,774	$—	$1,658,025
Corporate bonds and commercial paper	3,011,123	—	61,008	2,950,115

Total	$4,659,374	$9,774	$61,008	$4,608,140

December 31, 2007:
U.S. Government agency bonds	$6,934,382	$20,108	$1,175	$6,953,315
Corporate bonds and commercial paper	2,003,714	—	15,919	1,987,795

Total	$8,938,096	$20,108	$17,094	$8,941,110

        As of December 31, 2008, investment maturities are as follows:

	Amortized Cost	Fair Value
Due in one year or less	2,151,480	2,159,985
Due in 1-2 years	2,507,894	2,448,155

        The Company's fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. The Company has the ability and the intent to hold these securities until their full cost can be recovered. Therefore, the Company does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2008.

        The Company's assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. The levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:    Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. , interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Inputs that are both significant to the fair value measurement and unobservable.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

        Assets and liabilities measured at fair value are based on one or more of the valuation techniques noted in SFAS 157. The valuation techniques are described below.

Market approach: The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Cost approach: The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (current replacement cost).
Income approach: The income approach uses valuation techniques to convert sp future amounts to a single present amount.

        The fair value of certain of the Company's financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
U.S. Government agency bonds	$1,658,025	$—	$—	$1,658,025
Corporate bonds and commercial paper	$2,950,115	$—	$—	$2,950,115
Total	$4,608,140	$—	$—	$4,608,140

4. Income Taxes

        A reconciliation of income taxes (benefit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2008	2007
Pre-tax loss times federal rate	$(340,000)	$(60,000)
State income tax credit	(48,000)	(8,000)
Increase in valuation allowance	426,000	23,000
Other	(38,000)	45,000

Income tax benefit	$—	$—

        Deferred income taxes reflect the net tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and the effect of net operating loss carryforwards.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows

	December 31,
	2008	2007
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	19,035,000	18,654,000
Capital loss carryforward	16,000	18,000
Depreciation and amortization	1,657,000	1,774,000
Other	516,000	352,000

Total gross deferred tax assets	21,224,000	20,798,000
Valuation allowance	(21,224,000)	(20,798,000)

Net deferred tax assets	—	—

Net deferred tax amounts	$—	$—

        As of December 31, 2008, the Company had net operating loss carryforwards of approximately $49,000,000 available to offset future taxable income, which expire in 2009 to 2028. There were no income taxes paid or recovered in 2007 or 2008. The Company had capital loss carryforwards of approximately $42,000 to offset future capital gain income, which expire in 2009 through 2011.

5. Goodwill

        As discussed in Note 2, the Company reviews goodwill for impairment annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. There were no indicators of impairment in either 2008 or 2007. Based on our annual impairment testing for the years ended December 31, 2008 and 2007, it was concluded there was no impairment of goodwill as the calculated fair value of the reporting unit exceeded the carrying value by approximately 8%. The determination of the fair value of the reporting unit is based on a combination of a market calculation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different assumptions could produce different results. If the Company is unable to achieve the anticipated projected operating results utilized in the discounted cash flow analysis, there may be future goodwill impairment.

6. Stockholders' Equity

Treasury Stock

        As of December 31, 2008, the Company is authorized to repurchase 487,000 additional shares of its common stock. The Company repurchased 510,052 and 20,026 common shares in 2008 and 2007 for $1,837,975 and $77,384, respectively.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Stockholders' Equity (Continued)

Employee Stock Purchase Plan

        The Company has a plan under which employees could purchase shares of the Company's common stock through payroll deductions of up to 10% of each employee's compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2008. However, this plan is currently inactive.

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

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Stock Options

        The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, (the Plans), to provide additional incentives to our employees, officers, and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the Plans, an aggregate of 800,000 shares of Insure.com common stock may be granted to participants in the plan. Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of the grant. Options granted under the plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of December 31, 2008, there were options outstanding on 352,464 shares of stock under these plans.

        The fair value of each option is estimated on the date of the grant using the Black-Scholes model with the assumptions noted in the table below. In order to calculate stock option compensation expense in 2008 and 2007, the estimated fair values of the option grants are amortized to expense over the options' vesting period.

	Years Ended December 31,
	2008	2007
Dividend yield	—	0.0%
Risk-free interest rate	—	4.7%
Volatility	—	37.1%
Expected life (years)	—	5.5

        There were no stock options granted during 2008, and no options were granted below the estimated fair value of the Company's common stock in 2007.

        In connection with the 2001 acquisition of selected assets of Insurance News Network, LLC, the Company issued options to acquire 50,000 shares of its common of stock at a price of $2.00 per share. These options remain outstanding as of December 31, 2008.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Stock Options (Continued)

        A summary of options activity as of December 31, 2008, and changes during the two years then ended is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2007	430,561	$6.22	6.0	$267,599
Granted	50,000	4.38
Exercised	(2,567)	2.93
Forfeited	(29,334)	6.00

Balance, December 31, 2007	448,660	$6.02	5.6	$289,775

Granted	—
Exercised	—
Forfeited	(46,196)	5.39

Balance, December 31, 2008	402,464	$5.97	4.7	$41,450

Exercisable as of December 31, 2008	400,797	$6.11	4.7	$41,450
Exercisable as of December 31, 2007	418,660	$6.15	5.4	$286,075

        The weighted average fair value per share of options granted were as follows:

2008	2007
—	$1.86

        The total intrinsic value of options exercised during the year ended December 31, 2007 was $3,282. There were no options exercised during the year ended December 31, 2008.

        A summary of the status of the Company's non-vested options as of December 31, 2008, and changes during the year then ended, is presented below:

	Shares Under Option	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	30,000	$1.49
Granted	—	—
Vested	(3,333)	2.33
Forfeited	(25,000)	1.39

Non-vested at December 31, 2008	1,667	1.20

As of December 31, 2008, there was $1,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested during the years ended December 31, 2008 and 2007 was $8,000 and $251,000, respectively.

INSURE.COM, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Commitments and Contingencies

        As of December 31, 2008, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $290,000 in 2009, 2010, 2011, 2012 and 2013. Estimated future minimum lease payments required under the lease are $257,000 in 2009, $317,000 in 2010, $327,000 in 2011, $337,000 in 2012 and $347,000 in 2013. The difference between the expense recognized and payments required results in a liability for deferred rent.

        Rent expense was $249,000 in 2008 and $237,000 in 2007.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2009.

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
/s/ TIMOTHY F. SHANNON Timothy F. Shannon, Director
/s/ JEREMIAH A. DENTON, JR. Jeremiah A. Denton, Jr., Director
/s/ RICHARD F. GRETSCH Richard F. Gretsch, Director
/s/ JOHN B. HOPKINS John B. Hopkins, Director

EXHIBITS

FORM 10-K
INDEX TO EXHIBITS

Exhibit Number		Description of Document
3.1	†	Restated Certificate of Incorporation of Company.
3.2	†	Amended and Restated By-Laws of the Company.
4.3	†	Form of Rights Agreement.
4.3(a)	†	Certificate of Designation, Preferences and Rights.
10.1	†	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2	†	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3	†	Employment Agreement between the Company and Robert S. Bland.
10.4	†	Employment Agreement between the Company and William V. Thoms.
10.5		Employment Agreement between the Company and Phillip A. Perillo (filed herewith).
10.6	†	Form of Director Indemnification Agreement.
10.7	†	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8	†	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9	†	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10	†	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A..
10.11	†	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12	†	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13		Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thoms (filed herewith)
10.14		Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan (filed herewith)
21.0		Subsidiaries of the Company
23.1		Consent of BDO Seidman LLP (filed herewith)
31.1		Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2		Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1		Code of Ethics (filed herewith)

†
Incorporated by reference to the Company's Registration statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.