Form 10-Q
period 2009-03-31
INSURE.COM, INC
filed 2009-05-08
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 6,764,358 shares of the registrant’s common stock, net of treasury shares, were outstanding as of April 30, 2009.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and equivalents	$1,454,995	$927,308
Certificates of deposit	2,985,000	3,446,000
Fixed maturity investments-available for sale at fair value	2,754,741	2,159,985
Commissions receivable, less allowances (2009-$693,000; 2008-$605,000)	3,234,507	2,902,394
Other assets	513,888	484,860
Total current assets	10,943,131	9,920,547

Fixed maturity investments-available for sale at fair value	2,023,630	2,448,155
Furniture, equipment and computer software at cost, less accumulated depreciation (2009-$4,125,000; 2007-$4,049,000)	1,243,854	1,270,225
Intangible assets at cost, less accumulated amortization (2009-$2,677,000; 2008-$2,563,000)	1,449,467	1,563,093
Goodwill	3,117,470	3,117,470

Total Assets	$18,777,552	$18,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$2,298,501	$1,957,437
Total Liabilities	2,298,501	1,957,437

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2009-6,764,358, 2008-6,773,058	29,074	29,074
Additional paid in capital	77,155,380	77,154,879
Retained earnings deficit	(54,785,260)	(54,977,694)
Treasury stock at cost: 2009-2,926,918 shares; 2008-2,918,218 shares	(5,813,608)	(5,792,972)
Accumulated other comprehensive income (loss)	(106,535)	(51,234)
Total stockholders’ equity	16,479,051	16,362,053

Total liabilities and stockholders equity	$18,777,552	$18,319,490

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended
	March 31,
	2009	2008
	(unaudited)

Revenues:
Commissions and fees	$4,023,094	$3,967,665
Total revenues	4,023,094	3,967,665

Expenses:
Selling and marketing	593,186	1,280,628
Operations	2,296,337	2,234,849
General and administrative	819,648	871,683
Depreciation and amortization	189,309	207,526
Total expenses	3,898,480	4,594,686
Operating income (loss)	124,614	(627,021)
Investment income	67,820	114,589

Net income (loss)	$192,434	$(512,432)
Net income (loss) per common share, basic and diluted	$0.03	$(0.07)
Weighted average common shares and equivalents outstanding, basic	6,770,317	7,281,259
diluted	6,780,317	7,281,259

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-in	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2008:
Balance at January 1	9,691,276	$29,074	$77,145,919	$(53,979,154)	$(3,954,997)	$3,014	$19,243,856
Net loss				(998,540)			(998,540)
Other comprehensive loss-net unrealized loss on investments						(54,248)	(54,248)
Total comprehensive loss							(1,052,788)
Stock option compensation			8,960				8,960
Purchase of 510,052 shares of treasury stock					(1,837,975)		(1,837,975)
Balance at December 31	9,691,276	29,074	77,154,879	(54,977,694)	(5,792,972)	(51,234)	16,362,053

2009:
Three months ended March 31, 2009
Net income				192,434			192,434
Other comprehensive loss-net unrealized loss on investments						(55,301)	(55,301)
Total comprehensive income							137,133
Stock option compensation			501				501
Purchase of 8,700 shares of treasury stock					(20,636)		(20,636)
Balance at March 31 (unaudited)	9,691,276	29,074	77,155,380	(54,785,260)	(5,813,608)	(106,535)	16,479,051

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$192,434	$(512,432)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	75,683	84,001
Stock option expense	501	4,556
Commissions receivable	(332,113)	175,648
Amortization of investments	5,079	(64,744)
Amortization of intangible assets	113,626	123,525
Accounts payable and accrued liabilities	341,063	(30,399)
Other	(29,028)	(153,466)
Net cash provided (used) by operating activities	367,245	(373,311)

Cash flows from investing activities:
Purchase of investments	(1,058,610)	(1,045,081)
Purchase of certificates of deposit	(489,000)	(1,435,000)
Proceeds of investment maturities	828,000	3,800,000
Proceeds of certificate of deposit maturities	950,000
Purchase of furniture, equipment and computer software	(49,312)	(35,958)
Net cash provided by investing activities	181,078	1,283,961

Cash flows from financing activities:
Purchase of treasury stock	(20,636)	(30,309)
Net cash provided (used) by financing activities	(20,636)	(30,309)
Net increase in cash and cash equivalents	527,687	880,341
Cash and equivalents at beginning of period	927,308	2,072,117
Cash and equivalents at end of period	$1,454,995	$2,952,458

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements.  Staff Position No. SFAS. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement supersedes SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  The adoption of SFAS 141(e) has not had a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS 160 did not have a material impact on its consolidated financial statements.

3.  Investments

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements” (“SFAS 157”). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

The levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability ( e.g. , interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Income approach: The income approach uses valuation techniques to convert future amounts to a single present amount.

The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.  The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets at Fair Value as of March 31, 2009

	Level 1	Level 2	Level 3	Total

U.S. Government agency bonds	$825,056	$—	$—	$825,056
Corporate bonds and commercial paper	$3,953,315	$—	$—	$3,953,315

Total	$4,778,371	$—	$—	$4,778,371

4.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended March 31,
	2009	2008

Net income (loss)	$192,434	$(512,432)

Basic shares outstanding	6,770,317	7,281,259
Diluted shares outstanding	6,780,317	7,281,259

Earnings per share, basic and diluted	$0.03	$(0.07)

Basic and diluted net loss per share reflects net income (loss)  divided by the weighted average number of common shares outstanding.  Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive.  At March 31, 2009, there were a total of 393,933 common share equivalents outstanding.

5.  Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities.  We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions.  These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2009 and beyond.  Actual results may differ materially from those expressed in, or implied by, these forward-looking statements.  These risks, uncertainties, and other factors include, without limitation:  our ability to achieve and sustain profitability; realization of sufficient revenue from contract renewals previously acquired to prevent impairment of the acquired asset; demand for life insurance; significant fluctuations in our quarterly results; our ability to develop our brand recognition; our number of agency contracts; our ability to generate revenue from the sale of non-life insurance leads; our ability to manage our growth; providing accurate insurance quotes; our ability to manage our expenses, quickly respond to changes in our marketplace, and meet consumer expectations; the complexity of our technology and our use of new technology; our ability to hire and retain senior management and other qualified personnel; intense competition in the insurance industry; our ability to keep pace with technological changes and future regulations affecting our business; constraints of the systems we employ; and our ability to raise additional capital if necessary.  See the section of this quarterly report entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors that may cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements.

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

Selling and marketing expenses consist primarily of direct advertising costs.  These costs are expensed in the period the advertising is communicated.

Intangible assets consist of the following:

	Intangible Asset	Accumulated	Estimated	Amortization
	Cost	Amortization	Useful Life	Method

Insurance contract renewals	$3,538,000	$2,195,000	10 years	Accelerated

Non-compete agreement	589,000	482,000	6 years	Straight line

Total	$4,127,000	$2,677,000

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

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements” (“SFAS 157”). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.  The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.  We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value.  The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary.  Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss.  Realized gains or losses are calculated using the specific identification method

Goodwill is not subject to amortization.  Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations.  The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods.  The use of different estimates or assumptions could produce different results.

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No indicators of impairment were noticed in our December 31, 2008 impairment review and no impairment indicators have arisen since December 31, 2008.  The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates.  The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters Ended March 31, 2009 and March 31, 2008

Revenues

Revenues increased $55,000, or 1.4%, in the quarter ended March 31, 2009 when compared to revenue in the same quarter of 2008.  The components of revenue are as follows:

	Quarter ended
	March 31,
	2009	2008

Revenues:
Life insurance commissions	$3,461,515	$2,981,137
Click revenue	478,627	872,829
Other	82,952	113,699
Total revenue	4,023,094	3,967,665

Life insurance commission revenue increased $480,000, or 16%, for the first quarter of 2009, when compared with the same quarter in 2008.  Total policies sold in the first quarter increased 34% from 3,529 to 4,720, accounting for the increase in quarterly revenue.   The increase in paid policies can be directly attributed to a larger staff of agents in our call center.  Fees from the sale of insurance leads, also referred to as “click revenue” decreased $394,000, or 45%, during the first quarter when compared with the revenue generated in the comparable period in 2008.  We reduced our advertising expenditures in 2008, which may have negatively impacted our revenue from the sale of insurance leads.  We have also reduced the sale of excess life insurance leads, further negatively impacting revenue.

Expenses

Expenses decreased $696,000, or 15%, in the quarter ended March 31, 2009 when compared to expenses in the same quarter of 2008.  The components of expenses are as follows:

	Quarter ended
	March 31,
	2009	2008

Expenses:
Selling and marketing	$593,186	$1,280,628
Operations	2,296,337	2,234,849
General and administrative	819,648	871,683
Depreciation and amortization	189,309	207,526
Total expenses	3,898,480	4,594,686

Selling and Marketing.  Selling and marketing expenses decreased $687,000, or 54%, for the first quarter of 2009, when compared to the same quarter in 2008.  We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle.  We also discontinued certain advertising programs that were not providing leads as cost-efficiently as desired.

Operations.   Operations expenses increased $61,000, or 3%, in the first quarter of 2009 compared to the same quarter last year.  Higher wage costs associated primarily with a larger staff of agents were offset by lower costs in a number of categories.

General and Administrative.  General and administrative costs decreased $52,000, or 6%, in the first quarter of 2009.  Lower compensation expense was the primary cause of this reduction.

Depreciation and Amortization.  Depreciation and amortization charges decreased $18,000, or 9%, in the first quarter of 2009 when compared to the results in the comparable period in 2008.  Amortization expense related to the insurance contract renewals acquired in 2004 declines each year, as described above.

Investment Income

Investment income decreased $43,000 in the first quarter of 2009, as compared to the first quarter of 2008, due to a smaller bond portfolio, caused by the repurchase of our stock, and lower interest rates.

Income Taxes (Credit)

We had no income tax expense for 2009 due to loss carryforwards, and no income tax credit in 2009 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On July 24, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8.5% of the total 7.0 million shares outstanding as of that date.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash.  No date was established for the completion of the program. As of April 30, 2009, we had repurchased a total of 8,700 shares during 2009, and an additional 478,310 shares can be repurchased under the July 24, 2008 authorization.

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

Cash provided by operating activities was approximately $367,000 for the first three months of 2009, compared with cash used by operating activities of $373,000 for the same period in 2008. During the first three months of 2009, the net profit plus non-cash expenses for depreciation, amortization and stock option expense plus the net increase in liabilities was more than enough to offset an increase in accounts receivable.  As discussed above, net income for the first quarter of 2009 showed an improvement of over $700,000 from the loss shown in the first quarter of 2008, as revenue increased slightly while expenses decreased by almost $700,000.  During the first quarter of 2009, commissions receivable increased $332,000 as a result of an increase in revenue over the prior quarter.  Accounts payable and accrued liabilities increased $341,000 in the same period primarily due to the timing of payments being made.  In 2008, non-cash expenses for depreciation, amortization and stock option compensation were not enough to offset the net loss for the period.

Cash was provided by investing activities during the first three months of 2009 in the amount of $181,000, as investment maturities exceeded the reinvestment of funds and the purchase of fixed assets.  Cash provided by investing activities was $1.3 million in the first three months of 2008, as funds reinvested in bonds and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio.

Cash of $21,000 was used to repurchase the Company’s common stock during the first three months of 2009, accounting for the cash used by financing activities.  Cash of $30,000 was used by financing activities in the first three months of 2008 to repurchase our stock.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized losses on those investments totaled $107,000 at March 31, 2009. There was an unrealized loss of $51,000 at December 31, 2008.

We did not hold any derivative financial instruments as of March 31, 2009, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings in the ordinary course of business, none of which are considered to be material.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has been profitable periodically and may not be profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 through the year ended December 31, 2008.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2008 in order to achieve profitability.  Even though we achieved profitability in the second and third quarters of 2008 and the first quarter of 2009, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 81% of our 2008 revenues, and 86% of our revenues for the first three months of 2009, were derived from the sale of term life insurance

For the year ended December 31, 2008, approximately 81% of our revenue was derived from the sale of individual term life insurance.  For the first three months of 2009, 86% of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads.  We generated fee revenues totaling approximately $479,000 during the three months ended March 31, 2009, and approximately $2.6 million from these sources during the year ended December 31, 2008.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $710,000 for the three months ended March 31, 2009 and $2.6 million for the year ended December 31, 2008.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of April 30, 2009, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

Furthermore, as of April 30, 2009, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

c.               Issuer purchases of equity securities.  On July 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock.  Following is information concerning the results of those programs during the quarter ended March 31, 2009:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs

January 1 through January 31, 2009	200	$3.14	200	486,810

February 1 through February 28, 2009	800	$3.34	1,000	486,010

March 1 through March 31, 2009	7700	$2.25	8,700	478,310

Total	8,700	$2.37	8,700	478,310

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws of the Company*

31.1	Statement of Chief Executive Officer Pursuant to Section 302
31.2	Statement of Chief Financial Officer Pursuant to Section 302
32.1	Statement of Chief Executive Officer Pursuant to Section 1350
32.2	Statement of Chief Financial Officer Pursuant to Section 1350

*  Incorporated by reference to the Company’s Registration statement on Form S-1 (Registration no. 333-7935), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSURE.COM, INC.

Date: May 8, 2009
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)