Form 10-Q
period 2009-06-30
INSURE.COM, INC
filed 2009-08-07
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

6,764,358 shares of the registrant’s common stock, net of treasury shares, were outstanding as of July 31, 2009.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSURE.COM, INC.

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and equivalents	$1,036,871	$927,308
Certificates of deposit	2,427,000	3,446,000
Fixed maturity investments-available for sale at fair value	2,504,935	2,159,985
Commissions receivable, less allowances (2009-$737,000; 2008-$605,000)	3,455,095	2,902,394
Other assets	378,219	484,860
Total current assets	9,802,120	9,920,547

Fixed maturity investments-available for sale at fair value	3,065,520	2,448,155
Furniture, equipment and computer software at cost, less accumulated depreciation (2009-$4,225,000; 2007-$4,049,000)	1,162,587	1,270,225
Intangible assets at cost, less accumulated amortization (2009-$2,785,000; 2008-$2,563,000)	1,341,781	1,563,093
Goodwill	3,117,470	3,117,470

Total Assets	$18,489,478	$18,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$2,125,712	$1,957,437
Total Liabilities	2,125,712	1,957,437

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2009-6,764,358, 2008-6,773,058	29,074	29,074
Additional paid in capital	77,155,756	77,154,879
Retained earnings deficit	(55,025,066)	(54,977,694)
Treasury stock at cost: 2009-2,926,918 shares; 2008-2,918,218 shares	(5,813,608)	(5,792,972)
Accumulated other comprehensive income (loss)	17,610	(51,234)
Total stockholders’ equity	16,363,766	16,362,053

Total liabilities and stockholders equity	$18,489,478	$18,319,490

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF OPERATIONS

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$4,104,727	$4,055,690	$8,127,821	$8,023,354
Total revenues	4,104,727	4,055,690	8,127,821	8,023,354

Expenses:
Selling and marketing	981,617	1,028,064	1,574,802	2,308,691
Operations	2,343,283	1,996,948	4,639,621	4,231,798
General and administrative	880,179	872,388	1,699,828	1,744,066
Depreciation and amortization	208,454	200,294	397,764	407,822
Total expenses	4,413,533	4,097,694	8,312,015	8,692,377
Operating loss	(308,806)	(42,004)	(184,194)	(669,023)
Investment income	69,002	98,922	136,822	213,511

Net income (loss)	$(239,804)	$56,918	$(47,372)	$(455,512)
Net income (loss) per common share, basic and diluted	$(0.04)	$0.01	$(0.01)	$(0.06)
Weighted average common shares and equivalents outstanding, basic	6,764,358	7,113,576	6,767,321	7,197,357
diluted	6,764,358	7,150,896	6,767,321	7,197,357

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of		Additional	Retained-		Other	Total
	Shares	Par	Paid-in	Earnings	Treasury	Comprehensive	Stockholders’
	Issued	Value	Capital	Deficit	Stock	Income (Loss)	Equity

2008:
Balance at January 1	9,691,276	$29,074	$77,145,919	$(53,979,154)	$(3,954,997)	$3,014	$19,243,856
Net loss				(998,540)			(998,540)
Other comprehensive loss-net unrealized loss on investments						(54,248)	(54,248)
Total comprehensive loss							(1,052,788)
Stock option compensation			8,960				8,960
Purchase of 510,052 shares of treasury stock					(1,837,975)		(1,837,975)
Balance at December 31	9,691,276	29,074	77,154,879	(54,977,694)	(5,792,972)	(51,234)	16,362,053

2009:
Six months ended June 30, 2009
Net loss				(47,372)			(47,372)
Other comprehensive loss-net unrealized loss on investments						68,844	68,844
Total comprehensive income							21,472
Stock option compensation			877				877
Purchase of 8,700 shares of treasury stock					(20,636)		(20,636)
Balance at June 30 (unaudited)	9,691,276	29,074	77,155,756	(55,025,066)	(5,813,608)	17,610	16,363,766

See accompanying notes.

INSURE.COM, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(47,372)	$(455,512)
Adjustments to reconcile to net cash provided (used) by operating activities:
Depreciation expense	176,452	167,371
Stock option expense	877	7,958
Commissions receivable	(552,701)	30,680
Amortization of investments	12,139	(113,165)
Amortization of intangible assets	221,312	240,451
Accounts payable and accrued liabilities	168,275	135,380
Other	106,641	20,107
Net cash provided by operating activities	85,623	33,270

Cash flows from investing activities:
Purchase of investments	(2,058,610)	(383,539)
Purchase of certificates of deposit	(489,000)	(2,603,000)
Proceeds of investment maturities	1,153,000	6,050,000
Proceeds of certificate of deposit maturities	1,508,000
Purchase of furniture, equipment and computer software	(68,814)	(92,895)
Net cash provided by investing activities	44,576	2,970,566

Cash flows from financing activities:
Purchase of treasury stock	(20,636)	(1,235,739)
Net cash used by financing activities	(20,636)	(1,235,739)
Net increase in cash and cash equivalents	109,563	1,768,097
Cash and equivalents at beginning of period	927,308	2,072,117
Cash and equivalents at end of period	$1,036,871	$3,840,214

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (ASC 820-10-05-1).   SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB Staff position 157-2 which delayed the effective date of SFAS 157 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008.  In October 2008, FASB issued Staff Position No. SFAS 157-3, which clarifies the application of FASB SFAS No. 157 Fair Value Measurements.  Staff Position No. SFAS. 157-3 provides guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a material effect on the financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (ASC 805-10-10-1).   SFAS 141(R) establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This

Statement supersedes SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date.  Since the effective date of SFAS 141(R), the Company has not had any business combinations which would require the application of SFAS 141(R). SFAS 141(R) has not had a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”), (ASC 810-10-10-65-1).   SFAS 160 establishes new standards for the accounting for and reporting of non-controlling interests (formerly minority interests) and for the loss of control of partially owned and consolidated subsidiaries. SFAS 160 does not change the criteria for consolidating a partially owned entity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The provisions of SFAS 160 will be applied prospectively upon adoption except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

3.  Investments

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “ Fair Value Measurements” (“SFAS 157”), (ASC 820-10-05-1). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

The levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g, interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.  The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets at Fair Value as of June 30, 2009

	Level 1	Level 2	Level 3	Total

U.S. Government agency bonds	$500,000	$—	$—	$500,000
Corporate bonds and commercial paper	$5,070,455	$—	$—	$5,070,455

Total	$5,570,455	$—	$—	$5,570,455

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total

U.S. Government agency bonds	$1,658,025	$—	$—	$1,658,025
Corporate bonds and commercial paper	$2,950,115	$—	$—	$2,950,115

Total	$4,608,140	$—	$—	$4,608,140

4.  Income Per Share

Income per share is calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(239,804)	$56,918	$(47,372)	$(455,512)

Basic shares outstanding	6,764,358	7,113,576	6,767,321	7,197,357

Diluted shares outstanding	6,764,358	7,150,896	6,767,321	7,197,357

Earnings per share, basic and diluted	$(0.04)	$0.01	$(0.01)	$(0.06)

Basic and diluted net loss per share reflects net income (loss)  divided by the weighted average number of common shares outstanding.  Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive.  At June 30, 2009, there were a total of 385,016 common share equivalents outstanding.

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

Selling and marketing expenses consist primarily of direct advertising costs.  These costs are expensed in the period the advertising is communicated.

Intangible assets consist of the following:

	Intangible Asset	Accumulated	Estimated	Amortization
	Cost	Amortization	Useful Life	Method

Insurance contract renewals	$3,538,000	$2,278,000	10 years	Accelerated

Non-compete agreement	589,000	507,000	6 years	Straight line

Total	$4,127,000	$2,785,000

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

Our assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), (ASC 820-10-05-1). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.  The fair value of certain of our financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments.  We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value.  The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary.  Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss.  Realized gains or losses are calculated using the specific identification method

Goodwill is not subject to amortization.  Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations.  The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods.  The use of different estimates or assumptions could produce different results.

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise).  We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit.  Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings.  No indicators of impairment were noticed in our December 31, 2008 impairment review and no impairment indicators have arisen since December 31, 2008.  The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates.  The use of different estimates or assumptions could produce different results.    As of June 30, 2009, our net book value (i.e., shareholders’ equity) was approximately $16 million, and our market capitalization was approximately $12 million.  We believe that, when assessing whether goodwill impairment may exist, the difference between the net book value and market capitalization as of June 30, 2009 is reasonable when market-based control premiums are applied.  Also, in light of the volatility in the equity markets and as our common stock is thinly traded with 74% of our common stock held by affiliates, we do not consider the current trading price of our common stock to be representative of the fair value of our reporting unit for purposes of assessing goodwill impairment.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Six Months Ended June 30, 2009 and June 30, 2008

Revenues

Revenues increased $49,000, or 1.2%, in the quarter ended June 30, 2009 when compared to revenue in the same quarter of 2008, and increased by $104,000, or 1.3% for the six months ended June 30, 2009 as compared to the first six months of 2008.  The components of revenue are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Life insurance commissions	$3,554,967	$3,273,355	$7,016,483	$6,254,491
Click revenue	470,589	697,592	949,215	1,570,422
Other	79,171	84,743	162,123	198,441
Total revenue	4,104,727	4,055,690	8,127,821	8,023,354

Life insurance commission revenue increased $282,000, or 9%, for the second quarter of 2009, and increased $762,000, or 12% for the first six months of 2009, when compared with the same periods in 2008.  Total policies sold in the second quarter increased 15% from 3,924 to 4,505, accounting for the increase in quarterly revenue.   For the first six months of 2009, policies sold were 9,225, up 24% from policies sold in the first six months of 2008.  The increase in paid policies can be directly attributed to a larger staff of agents in our call center.  Fees from the sale of insurance leads, also referred to as “click revenue” decreased $227,000, or 33%, during the second quarter, and decreased $621,000, or 40% for the first six months of 2009, when compared with the revenue generated in the comparable periods in 2008.  We reduced our advertising expenditures in 2009, which may have negatively impacted our revenue from the sale of insurance leads.  We have also reduced the sale of excess life insurance leads, in favor of providing these leads to the agents in our call center, further negatively impacting click revenue.

Expenses

Expenses increased $316,000, or 8%, in the quarter ended June 30, 2009 when compared to expenses in the same quarter of 2008.  Expenses for the first six months of 2009 decreased by $380,000, or 4%, when compared to the comparable period in 2008.  The components of expenses are as follows:

	Quarter ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expenses:
Selling and marketing	$981,617	$1,028,064	$1,574,802	$2,308,691
Operations	2,343,283	1,996,948	4,639,621	4,231,798
General and administrative	880,179	872,388	1,699,828	1,744,066
Depreciation and amortization	208,454	200,294	397,764	407,822
Total expenses	4,413,533	4,097,694	8,312,015	8,692,377

Selling and Marketing.  Selling and marketing expenses decreased $46,000, or 5%, for the second quarter of 2009, and decreased $734,000, or 32%, for the first six months of 2009, when compared to the same periods in 2008.  We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle. We also discontinued certain advertising programs that were not providing leads as cost-efficiently as desired.

Operations.   Operations expenses increased $346,000, or 17%, in the second quarter of 2009 compared to the same quarter last year and have increased $408,000, or 10%, on a year-to-date basis.  Higher wage costs associated primarily with a larger staff of agents was the main reason for the increases in both periods.  Also, in the second quarter of 2008, we had a one-time $225,000 refund of prior period telephone service charges, which reduced 2008 second quarter and year to date expenses.

General and Administrative.  General and administrative costs increased $8,000, or 1%, in the second quarter of 2009, and decreased $44,000, or 3%, for the six months ended June 30, 2009.  Lower compensation expense was the primary cause of the year to date reduction.

Depreciation and Amortization.  Depreciation and amortization charges increased $8,000, or 4%, in the second quarter of 2009 when compared to the results in the comparable period in 2008, but decreased $10,000, or 2%, in the year to date period.  Depreciation expense increased $17,000 in the second quarter, as our new customer management system went live and we began to depreciate the costs associated with it.  This was partially offset by a decrease in amortization expense related to the insurance contract renewals acquired in 2004, which declines each year, as described above.

Investment Income

Investment income decreased $30,000 in the second quarter of 2009, and $77,000 for the first six months of 2009, due to a smaller bond portfolio caused by the repurchase of our stock, and lower interest rates.

Income Taxes (Credit)

We had no income tax expense for 2009 due to loss carryforwards, and no income tax credit in 2009 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On July 24, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8.5% of the total 7.0 million shares outstanding as of that date.  The Board approved immediate commencement of the repurchase program as conditions warrant.  Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash.  No date was established for the completion of the program. As of July 31, 2009, we had repurchased a total of 8,700 shares during 2009, and an additional 478,310 shares can be repurchased under the July 24, 2008 authorization.

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

Cash provided by operating activities was approximately $86,000 for the first six months of 2009, compared with cash provided by operating activities of $33,000 for the same period in 2008. During the first six months of 2009, the net loss plus non-cash expenses for depreciation, amortization and stock option expense, plus the net increase in liabilities was more than enough to offset an increase in commissions receivable.  As discussed above, net loss for the first six months of 2009 showed an improvement of over $400,000 from the loss shown in the first six months of 2008, as revenue increased by $104,000 while expenses decreased by $380,000.  During the first six months of 2009, commissions receivable increased $553,000 as a result of an increase in life commission revenue.  It also appears that more customers are electing to pay their premiums other than annually, which would also increase our receivables.  Accounts payable and accrued liabilities increased $168,000 in the same period primarily due to the timing of payments being made.  In 2008, non-cash expenses for depreciation, amortization and stock option compensation, along with a small decrease in commissions receivable and an increase in accounts payable and accrued liabilities, were enough to offset the net loss for the period.

Cash was provided by investing activities during the first six months of 2009 in the amount of $45,000, as investment maturities exceeded the reinvestment of funds and the purchase of fixed assets.  Cash provided by investing activities was $3.0 million in the first six months of 2008, as funds reinvested and used to purchase fixed assets were exceeded by the proceeds from maturities in our bond portfolio.

Cash of $21,000 was used to repurchase the Company’s common stock during the first six months of 2009, accounting for the cash used by financing activities.  Cash of $1.2 million was used by financing activities in the first six months of 2008 to repurchase our stock.

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

Substantially all of our investments are subject to interest rate risk.  We consider all investments as available-for-sale, and accumulated unrealized gains on those investments totaled $18,000 at June 30, 2009. There was an unrealized loss of  $51,000 at December 31, 2008.

We did not hold any derivative financial instruments as of June 30, 2009, and have never held such instruments in the past.  Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.  Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims in the ordinary course of business.  We are not aware of any legal proceedings or claims that are expected to have a material effect on our financial position.

Item 1A.  Risk Factors

Risks Related to Our Business

Our insurance brokerage business has been profitable periodically and may not be profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997.  We incurred operating losses each year subsequent to 1997 through the six months ended June 30, 2009.  Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2008 in order to achieve profitability.  Even though we achieved profitability in the second and third quarters of 2008 and the first quarter of 2009, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 81% of our 2008 revenues, and 86% of our revenues for the first six months of 2009, were derived from the sale of term life insurance

For the year ended December 31, 2008, approximately 81% of our revenue was derived from the sale of individual term life insurance.  For the first six months of 2009, 86% of our revenue was derived from the sale of individual term life insurance.  Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry.  If sales of term life insurance decline, for any reason, our business would be substantially harmed.  In addition, in recent years, term life insurance premiums have been declining.  If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads.  We generated fee revenues totaling approximately $949,000 during the six months ended June 30, 2009, and approximately $2.6 million from these sources during the year ended December 31, 2008.  Most of the agreements with these third parties permit either party to terminate the agreement with short notice.  As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated.  If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Risks Related to the Insurance Industry

The current economic crisis could lead to reduced capacity in the life insurance industry

Concerns have been raised regarding the economic viability of the parent holding companies of some large US life insurance companies.  The most notable example is AIG, the parent company of American General Life Insurance Company and Unites States Life Insurance Company.  AIG received billions of dollars of federal bail-out assistance, including direct U.S. Government investment  and provision of a multi-billion dollar credit facility.  While assurances have been given regarding the viability of the life insurance subsidiaries of these affected holding companies, continued deterioration of the credit markets could  lead to a reduction in the capacity of life insurers to accept new business.  Life insurance capacity could also be constrained by a deterioration in the financial viability of foreign and domestic life reinsurance companies.  Should there be a reduction in life insurance capacity, life insurance premiums will likely increase and underwriting guidelines could be tightened, and our business could be harmed.

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company.  In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies.  The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control.  Insurance companies often change their prices in the middle of the year for competitive reasons.  This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions.  In addition, we have no control over the bonus commission rates that are set by each individual insurance company.  As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly.  Bonus commission revenues were $1.4 million for the six months ended June 30, 2009 and $2.6 million for the year ended December 31, 2008.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Insure.com and their interests may not be the same as our public stockholders

As of July 31, 2009, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

Furthermore, as of July 31, 2009, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock.  This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms.  These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

c.               Issuer purchases of equity securities.  On July 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock.  Following is information concerning the results of those programs during the quarter ended June 30, 2009:

			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as Part	Shares that May Yet Be
	Number of	Price Paid	of Publicly Announced	Purchased Under the
Period	Shares	Per Share	Plans or Programs	Plans or Programs

April 1 through
April 30, 2009	0	—	0	478,310

May 1 through
May 31, 2009	0	—	0	478,310

June 1 through
June 30, 2009	0	—	0	478,310

Total	0	—	0	478,310

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters To a Vote of Security Holders

At our Annual Meeting of Stockholders, held on May 14, 2009, stockholders voted to re-elect Bruce J. Rueben and Richard F. Gretsch to our board of directors.  Mr. Rueben received 5,847,890 votes for his election, no votes against, 799,896 votes were withheld, there were no abstentions and no broker-non votes.  Mr. Gretsch received 5,867,601 votes for his election, no votes against, 780,185 votes were withheld, there were no abstentions and no broker-non votes.

Stockholders also voted to ratify the appointment of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2009.    There were 6,307,058 votes cast for this proposal, 334,442 votes cast against, 6,286 votes withheld, no abstentions and no broker non-votes.

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

Date: August 7, 2009
By: /s/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)