Form 10-Q
period 2009-09-30
Life Quotes
filed 2009-11-06
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-26781

LIFE QUOTES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3299423
(State of Incorporation)	(I.R.S. Employer Identification No.)

8205 South Cass Avenue, Suite 102 Darien, Illinois	60561
(Address of principal executive offices)	(Zip Code)

(630) 515-0170

(Registrant’s telephone number, including area code)

Insure.com, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

6,764,358 shares of the registrant’s common stock, net of treasury shares, were outstanding as of October 30, 2009.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIFE QUOTES, INC.

BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Cash and equivalents	$1,535,810	$927,308
Certificates of deposit	876,000	2,181,000
Fixed maturity investments-available for sale at fair value	2,522,400	2,159,985
Commissions receivable, less allowances (2009-$753,000; 2008-$605,000)	3,104,859	2,902,394
Other assets	377,846	484,860

Total current assets	8,416,915	8,655,547

Certificates of deposit	1,871,000	1,265,000
Fixed maturity investments-available for sale at fair value	2,078,125	2,448,155
Furniture, equipment and computer software at cost, less accumulated depreciation (2009-$4,332,000; 2008-$4,049,000)	1,057,431	1,270,225
Intangible assets at cost, less accumulated amortization (2009-$2,890,000; 2008-$2,563,000)	1,237,064	1,563,093
Goodwill	3,117,470	3,117,470

Total Assets	$17,778,005	$18,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$2,412,047	$1,957,437

Total Liabilities	2,412,047	1,957,437
Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 9,691,276; shares outstanding: 2009-6,764,358, 2008-6,773,058	29,074	29,074
Additional paid in capital	77,155,756	77,154,879
Accumulated deficit	(56,063,007)	(54,977,694)
Treasury stock at cost: 2009-2,926,918 shares; 2008-2,918,218 shares	(5,813,608)	(5,792,972)
Accumulated other comprehensive income (loss)	57,743	(51,234)

Total stockholders’ equity	15,365,958	16,362,053

Total liabilities and stockholders equity	$17,778,005	$18,319,490

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF OPERATIONS

	Quarter ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(unaudited)		(unaudited)

Revenues:
Commissions and fees	$3,215,852	$4,137,288	$11,343,674	$12,160,643
Expenses:
Selling and marketing	788,152	917,680	2,362,956	3,226,372
Operations	2,400,681	2,211,175	7,040,302	6,442,973
General and administrative	920,043	783,858	2,619,869	2,527,920
Depreciation and amortization	210,964	190,539	608,726	598,362

Total expenses	4,319,840	4,103,252	12,631,853	12,795,627

Operating income (loss)	(1,103,988)	34,036	(1,288,179)	(634,984)
Investment income	66,044	77,625	202,866	291,135

Net income (loss)	$(1,037,944)	$111,661	$(1,085,313)	$(343,849)

Net income (loss) per common share, basic and diluted	$(0.15)	$0.02	$(0.16)	$(0.05)

Weighted average common shares and equivalents outstanding, basic	6,764,358	6,884,688	6,766,322	7,092,373
diluted	6,764,358	6,933,105	6,766,322	7,092,373

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained- Earnings Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares Issued	Par Value

2008
Balance at January 1	9,691,276	$29,074	$77,145,919	$(53,979,154)	$(3,954,997)	$3,014	$19,243,856
Net loss				(998,540)			(998,540)
Other comprehensive loss-net unrealized loss on investments						(54,248)	(54,248)

Total comprehensive loss							(1,052,788)
Stock option compensation			8,960				8,960
Purchase of 510,052 shares of treasury stock					(1,837,975)		(1,837,975)

Balance at December 31	9,691,276	29,074	77,154,879	(54,977,694)	(5,792,972)	(51,234)	16,362,053

2009
Nine months ended September 30, 2009
Net loss				(1,085,313)			(1,085,313)
Other comprehensive gain-net unrealized gain on investments						108,977	108,977

Total comprehensive loss							(976,336)
Stock option compensation			877				877
Purchase of 8,700 shares of treasury stock					(20,636)		(20,636)

Balance at September 30 (unaudited)	9,691,276	29,074	77,155,756	(56,063,007)	(5,813,608)	57,743	15,365,958

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(unaudited)
Cash flows from operating activities:
Net Loss	$(1,085,313)	$(343,849)
Adjustments to reconcile to net cash (used) provided by operating activities:
Depreciation expense	282,697	244,284
Amortization of investments	22,202	(101,216)
Amortization of intangible assets	326,029	354,078
Stock option expense	877	8,459
Commissions receivable	(202,465)	168,599
Accounts payable and accrued liabilities	454,609	198,912
Other	107,015	(63,357)

Net cash (used) provided by operating activities	(94,349)	465,910

Cash flows from investing activities:
Purchase of investments	(2,058,610)	(2,811,064)
Purchase of certificates of deposit	(1,483,000)	(3,855,000)
Proceeds of investment maturities	2,153,000	9,565,000
Proceeds of certificates of deposit maturities	2,182,000	485,000
Purchase of furniture, equipment and computer software	(69,903)	(116,743)

Net cash provided by investing activities	723,487	3,267,193

Cash flows from financing activities:
Purchase of treasury stock	(20,636)	(1,610,909)

Net cash used by financing activities	(20,636)	(1,610,909)

Net increase in cash and cash equivalents	608,502	2,122,194
Cash and equivalents at beginning of period	927,308	2,072,117

Cash and equivalents at end of period	$1,535,810	$4,194,311

See accompanying notes.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Life Quotes, Inc., formerly known as Insure.com, Inc. and Quotesmith.com, Inc., (the “Company”) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes for numerous life insurance products. The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff. The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, health, renters, long-term care and travel insurance through various partners. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced, including industry-standard volume based bonus commissions paid by participating life insurance companies. The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements ASC 820-10 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB issued FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. In October 2008, FASB provided guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of ASC 820 did not have a material effect on the financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement supersedes SFAS 141, “Business Combinations”, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Since the effective date of ASC 805, the Company has not had any business combinations which would require the application of ASC 805.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted ASC 855 beginning April 1, 2009. The adoption of ASC 855 did not have a material impact on the consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events through November 6, 2009, the date the consolidated financial statements were issued. See discussion in the Basis of Presentation section of Note 2.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (ASC 105). ASC 105 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of ASC 105 did not have a material impact on the consolidated financial statements.

3. Investments

The Company’s assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with ASC 820, “ Fair Value Measurements and Disclosures” (ASC 820). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

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

Assets and liabilities measured at fair value are based on one or more of the valuation techniques noted in ASC 820. The valuation techniques are described below.

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

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets at Fair Value as of September 30, 2009

	Level 1	Level 2	Level 3	Total

Corporate bonds and commercial paper	$4,600,525	$—	$—	$4,600,525

Total	$4,600,525	$—	$—	$4,600,525

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total

U.S. Government agency bonds	$1,658,025	$—	$—	$1,658,025

Corporate bonds and commercial paper	$2,950,115	$—	$—	$2,950,115

Total	$4,608,140	$—	$—	$4,608,140

4. Income (Loss) Per Share

Income (loss) per share is calculated as follows:

	Quarter Ended September 30,		Nine Months September 30,
	2009	2008	2009	2008

Net income (loss)	$(1,037,944)	$111,661	$(1,085,312)	$(343,849)

Basic shares outstanding	6,764,358	6,884,688	6,766,322	7,092,373

Diluted shares outstanding	6,764,358	6,933,105	6,766,322	7,092,373

Earnings (loss) per share, basic and diluted	$(0.15)	$0.02	$(0.16)	$(0.05)

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Basic and diluted net loss per share reflects net income (loss) divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive. At September 30, 2009, there were a total of 336,266 common share equivalents outstanding.

5. Commitments and Contingencies

The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

6. Subsequent Event

On October 9, 2009, the Company sold its Insure.com brand name, including certain trademarks, urls, websites, website content and its insurance articles library for a price of $16,000,000, of which $15,000,000 was paid in cash on the closing date and $1,000,000 is expected to be paid in cash on the first anniversary of the closing date. The sale resulted in a gain of approximately $15,600,000, which will be recorded in the fourth quarter of the fiscal year. As a result of this transaction, the Company changed its name to Life Quotes, Inc. as of October 19, 2009.

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

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this quarterly report. All references to “we,” “us,” “our,” and the “Company” refer to Life Quotes, Inc. and its subsidiaries.

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

Selling and marketing expenses consist primarily of direct advertising costs. These costs are expensed in the period the advertising is communicated.

Intangible assets consist of the following:

	Intangible Asset Cost	Accumulated Amortization	Estimated Useful Life	Amortization Method

Insurance contract renewals	$3,538,000	$2,358,000	10 years	Accelerated

Non-compete agreement	589,000	532,000	6 years	Straight line

Total	$4,127,000	$2,890,000

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

Our assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. The fair value of certain of our financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2008 impairment review. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method) and a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The use of different estimates or assumptions could produce different results. As of September 30, 2009, our net book value (i.e., shareholders’ equity) was approximately $15 million. The effect of the sale of our Insure.com name and website on October 9, 2009 increased net book value to approximately $31 million. However, as of the market close on October 27, 2009 our market capitalization was approximately $21 million. This fact, along with other factors used in the determination of fair value, such as the year to date net loss and negative cash flow from operations, may lead to potential impairment of goodwill in the fourth quarter, which we are in the process of analyzing.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarters and Nine Months Ended September 30, 2009 and September 30, 2008

Revenues

Revenues decreased $921,000, or 22%, in the quarter ended September 30, 2009 when compared to revenue in the same quarter of 2008, and decreased by $817,000, or 7% for the nine months ended September 30, 2009 as compared to the first nine months of 2008. The components of revenue are as follows:

	Quarter ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Life insurance commissions	$2,792,789	$3,364,037	$9,809,273	$9,618,529
Click revenue	363,655	689,411	1,312,870	2,259,832
Other	59,408	83,840	221,531	282,282

Total revenue	3,215,852	4,137,288	11,343,674	12,160,643

Life insurance commission revenue decreased $571,000, or 17%, for the third quarter of 2009, but increased $191,000, or 2% for the first nine months of 2009, when compared with the same periods in 2008. Total policies sold in the third quarter increased 4% from 4,045 to 4,195, but the average revenue per policy decreased by 11%, from $911 to 806, accounting for $303,000 of the decrease in commission revenue. We also experienced an increase in first year lapsed policies, where we earned less than the full annual commission, which caused $113,000 of the decrease. Finally, increased revenue share obligations to affiliates that provided us with life leads caused $214,000 of the decrease. These declines were partially offset by increases in renewal and life settlement commissions. For the first nine months of 2009, policies sold were 13,421, up 17% from policies sold in the first nine months of 2008. The increase in paid policies can be directly attributed to a larger staff of agents in our call center. Fees from the sale of insurance leads, also referred to as “click revenue” decreased $326,000, or 47%, during the third quarter, and decreased $947,000, or 42% for the first nine months of 2009, when compared with the revenue generated in the comparable periods in 2008. We reduced our advertising expenditures in 2009, which may have negatively impacted our revenue from the sale of insurance leads. We have also reduced the sale of excess life insurance leads, in favor of providing these leads to the agents in our call center, further negatively impacting click revenue.

Expenses

Expenses increased $217,000, or 5%, in the quarter ended September 30, 2009 when compared to expenses in the same quarter of 2008. Expenses for the first nine months of 2009 decreased by $164,000, or 1%, when compared to the comparable period in 2008. The components of expenses are as follows:

	Quarter ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Expenses:
Selling and marketing	$788,152	$917,680	$2,362,956	$3,226,372
Operations	2,400,681	2,211,175	7,040,302	6,442,973
General and administrative	920,043	783,858	2,619,869	2,527,920
Depreciation and amortization	210,964	190,539	608,726	598,362

Total expenses	4,319,840	4,103,252	12,631,853	12,795,627

Selling and Marketing. Selling and marketing expenses decreased $130,000, or 14%, for the third quarter of 2009, and decreased $863,000, or 27%, for the first nine months of 2009, when compared to the same periods in 2008. We intentionally decreased ad spending, as we were generating more leads for life insurance than our growing call center could effectively handle. We also discontinued certain advertising programs that were not providing leads as cost-efficiently as desired.

Operations. Operations expenses increased $190,000, or 9%, in the third quarter of 2009 compared to the same quarter last year and have increased $597,000, or 9%, on a year-to-date basis. Higher wage costs associated primarily with a larger staff of agents was the main reason for the increases in both periods. Also, in the second quarter of 2008, we had a one-time $225,000 refund of prior period telephone service charges, which reduced 2008 year to date expenses.

General and Administrative. General and administrative costs increased $136,000, or 17%, in the third quarter of 2009, and increased $92,000, or 4%, for the nine months ended September 30, 2009. Higher legal fees in connection with the asset sale completed in October 2009 (see Note 6 to the financial statements, “Subsequent Event”), and higher costs for employee insurance caused the increases in both the third quarter and year to date results.

Depreciation and Amortization. Depreciation and amortization charges increased $20,000, or 11%, in the third quarter of 2009 when compared to the results in the comparable period in 2008, and increased $10,000, or 2%, in the year to date period. Depreciation expense increased $29,000 in the third quarter, and increased $31,000 year to date, as our new customer management system went live and we began to depreciate the costs associated with it. This was partially offset by a decrease in amortization expense related to the insurance contract renewals acquired in 2004, which declines each year, as described above.

Investment Income

Investment income decreased $12,000 in the third quarter of 2009, and $88,000 for the first nine months of 2009, due to a smaller bond portfolio caused by the repurchase of our stock, and lower interest rates.

Income Taxes (Credit)

We had no income tax credit in 2009 due to valuation allowances provided against net deferred tax assets.

Liquidity and Capital Resources

We currently expect that the cash and fixed maturity investments we now hold will be sufficient to meet our anticipated cash requirements for at least the next 12 months.

On July 24, 2008, our Board of Directors authorized the repurchase of up to 600,000 shares of common stock, representing up to 8.5% of the total 7.0 million shares outstanding as of that date. The Board approved immediate commencement of the repurchase program as conditions warrant. Future purchases may occur from time to time in open market, block purchases or in negotiated transactions using available cash. No date was established for the completion of the program. As of October 31, 2009, we had repurchased a total of 8,700 shares during 2009, and an additional 478,310 shares can be repurchased under the July 24, 2008 authorization.

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

Cash used by operating activities was approximately $94,000 for the first nine months of 2009, compared with cash provided by operating activities of $466,000 for the same period in 2008. During the first nine months of 2009, the net loss and an increase in commissions receivable exceeded non-cash expenses for depreciation, amortization and stock option expense, plus the net increase in liabilities. As discussed above, net result for the first nine months of 2009 showed a decline of $741,000 from the loss shown in the first nine months of 2008, as revenue decreased by $817,000 while expenses decreased by $164,000. During the first nine months of 2009, commissions receivable increased $202,000 as a result of an increase in life commission revenue during the year. It also appears that more customers are electing to pay their premiums other than annually, which would also increase our receivables. Accounts payable and accrued liabilities increased $455,000 in the same period primarily due to the timing of payments being made. In 2008, non-cash expenses for depreciation, amortization and stock option compensation, along with a decrease in commissions receivable and an increase in accounts payable and accrued liabilities, were enough to offset the net loss for the period.

Cash was provided by investing activities during the first nine months of 2009 in the amount of $723,000, as investment maturities exceeded the reinvestment of funds and the purchase of fixed assets. Cash provided by investing activities was $3.2 million in the first nine months of 2008, as funds reinvested and used to purchase fixed assets were exceeded by the proceeds from maturities.

Cash of $21,000 was used to repurchase our common stock during the first nine months of 2009, accounting for the cash used by financing activities. Cash of $1.6 million was used by financing activities in the first nine months of 2008 to repurchase our stock.

On October 9, 2009 we received a cash payment of $15,000,000 in connection with the sale of assets described in Note 6 to the financial statements, “Subsequent Event.” Our Board of Directors is evaluating various options for the use of these funds.

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

Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and accumulated unrealized gains on those investments totaled $58,000 at September 30, 2009. There was an unrealized loss of $51,000 at December 31, 2008.

We did not hold any derivative financial instruments as of September 30, 2009, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.	Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our insurance brokerage business has been profitable periodically and may not be profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 through the nine months ended September 30, 2009. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2008 in order to achieve profitability. Even though we achieved profitability in the second and third quarters of 2008 and the first quarter of 2009, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 81% of our 2008 revenues, and 86% of our revenues for the first nine months of 2009, were derived from the sale of term life insurance

For the year ended December 31, 2008, approximately 81% of our revenue was derived from the sale of individual term life insurance. For the first nine months of 2009, 86% of our revenue was derived from the sale of individual term life insurance.

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

We must develop our brand recognition in order to remain competitive

On October 9, 2009, we sold our Insure.com brand name, including certain trademarks, urls, websites, website content and our insurance articles library, and we will be operating with new websites, www.lifequotes.com and www.consumerinsuranceguide.com. There are many other insurance brokers, insurance carriers and Web sites that offer services that are competitive with our services. Therefore, we believe that recognition and a favorable consumer perception of the Lifequotes.com brand is essential to our future success. Accordingly, we intend to pursue an aggressive brand development strategy consisting of advertising, online marketing, and promotional efforts. If these expenditures do not result in a sufficient increase in revenues to cover these additional selling and marketing expenses, our business, results of operations and financial condition would be harmed.

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads. We generated fee revenues totaling approximately $1,313,000 during the nine months ended September 30, 2009, and approximately $2.6 million from these sources during the year ended December 31, 2008. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

Also, on October 9, 2009, we sold our Insure.com brand name, including certain trademarks, urls, websites, website content and our insurance articles library, and we will be operating with new websites, www.lifequotes.com and www.consumerinsuranceguide.com. As a result of this transaction, we expect revenue from the sale of leads to decrease significantly in the short term. If we are unable to generate significant traffic to these sites, we may not be able to generate significant amounts of revenue from the sale of leads and our business, results of operations and financial condition would be harmed.

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

Kenneth Manley, the former owner of Life Quotes, has a non-competition agreement with us that prevents him from competing with us for up to six years. However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent placing business through us as managing general agent. He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments. This arrangement could result in Manley obtaining business that we might otherwise have obtained directly.

Risks Related to the Insurance Industry

The economic crisis could lead to reduced capacity in the life insurance industry

Concerns have been raised regarding the economic viability of the parent holding companies of some large US life insurance companies. The most notable example is AIG, the parent company of American General Life Insurance Company and Unites States Life Insurance Company. AIG received billions of dollars of federal bail-out assistance, including direct U.S. Government investment and provision of a multi-billion dollar credit facility. While assurances have been given regarding the viability of the life insurance subsidiaries of these affected holding companies, continued deterioration of the credit markets could lead to a reduction in the capacity of life insurers to accept new business. Life insurance capacity could also be constrained by a deterioration in the financial viability of foreign and domestic life reinsurance companies. Life insurance premiums have begun to increase and underwriting guidelines could be tightened, which could result in our business being harmed.

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices in the middle of the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $1.9 million for the nine months ended September 30, 2009 and $2.6 million for the year ended December 31, 2008.

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

Risks Related to the Internet and Electronic Commerce

Any failures of, or capacity constraints in, our systems or the systems of third parties on which we rely could reduce or limit visitors to our new Web sites and harm our ability to generate revenue

We use both internally developed and third-party systems to operate our service. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any of these increases, or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service would impair our revenue-generating capabilities, and could damage our reputation and our new brand name.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Life Quotes and their interests may not be the same as our public stockholders

As of October 30, 2009, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

•

authorize, issue or sell any equity security (including options), other than certain specified options or pursuant to our employee stock purchase plan (of which there are presently 430,488 options available for grant under our stock option plans and 63,929 shares available for purchase under our employee stock purchase plan):

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

During 2009, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge could be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock. As of September 30, 2009, our net book value (i.e., shareholders’ equity) was approximately $15 million. The effect of the sale of our Insure.com name and website on October 9, 2009 increased net book value to approximately $31 million. However, as of the market close on October 27, 2009 our market capitalization was approximately $21 million. This fact, along with other factors used in the determination of fair value, such as the year to date net loss and negative cash flow from operations, may lead to potential impairment of goodwill in the fourth quarter, which we are in the process of analyzing.

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

Furthermore, as of October 30, 2009, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

The foregoing could have the effect of delaying, deferring or preventing a change in control of Life Quotes, discourage bids for our common stock at a premium over the market price, or harm the market price of, and the voting and other rights of the holders of, our common stock. We also are subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless specific conditions are met.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c.	Issuer purchases of equity securities. On July 24, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock. Following is information concerning the results of those programs during the quarter ended September 30, 2009:

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30, 2009	0	—	0	478,310
August 1 through August 31, 2009	0	—	0	478,310
September 1 through September 30, 2009	0	—	0	478,310
Total	0	—	0	478,310

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters To a Vote of Security Holders

None

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Statement of Chief Executive Officer Pursuant to Section 302

31.2	Statement of Chief Financial Officer Pursuant to Section 302

32.1	Statement of Chief Executive Officer Pursuant to Section 1350

32.2	Statement of Chief Financial Officer Pursuant to Section 1350

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE QUOTES, INC.
Date: November 6, 2009
	By:	/S/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)