Form 10-K
period 2009-12-31
Life Quotes
filed 2010-03-05
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to             .

Commission File No. 000-26781

LIFE QUOTES, INC.

(Formerly known as Insure.com, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	36-3299423
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act ..    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2009, the last business day of the registrant’s second fiscal quarter, based on the closing price of said stock on the Nasdaq Capital Market on such date, was $3,204,858.

As of February 26, 2010, 6,764,358 shares of the Registrant’s Common Stock, $.003 par value were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2010, to be filed pursuant to Regulation 14(A) are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could,” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks in 2010 and beyond. Actual events may differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, the following:

•	our ability to achieve or sustain profitability;

•	demand for life insurance, especially in light of the current economic situation;

•	significant fluctuations in our quarterly results;

•	our ability to develop our brand recognition;

•	a reduction in the capacity in the life insurance industry;

•	our number of agency contracts;

•	our ability to generate revenue from the sale of Internet leads;

•	our ability to manage our growth;

•	our ability to provide accurate insurance quotes;

•	our ability to manage our expenses, quickly respond to changes in our marketplace and meet consumer expectations;

•	the complexity of our technology and our use of new technology;

•	our ability to hire and retain senior management and other qualified personnel;

•	intense competition in the insurance industry;

•	our ability to keep pace with technological changes and future regulations affecting our business;

•	constraints of the systems we employ; and

•	our ability to raise additional capital if necessary.

See the section of this Annual Report on Form 10-K entitled “Risk Factors” for a description of these and other risks, uncertainties, and factors.

You should not place undue reliance on any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or any other reason after the date of this annual report. Unless otherwise expressly stated, all references to “we,” “us,” “our,” “Life Quotes,” and the “Company” refer to Life Quotes, Inc. and its subsidiaries. The information contained on our Web sites, or Web sites that are linked to our Web sites, is specifically not incorporated herein by reference.

ITEM 1.	BUSINESS

Overview

We are an insurance agency and brokerage headquartered in Darien, Illinois. We own and operate a comprehensive online consumer insurance information service, accessible at www.Lifequotes.com, which caters to the needs of self-directed insurance shoppers. Since our inception in 1984, we have been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from about 30 life insurance companies. We use this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and we allow the customer to purchase insurance from the company of their choice either online or over the phone with our licensed insurance customer service staff. Our website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, homeowners, renters, long-term care, health and travel insurance through various third parties. We generate revenues from the receipt of commissions and fees paid by various sources that are tied directly to the volume of insurance sales or traffic that we produce. We conduct our insurance agency and brokerage operations using licensed agents who are compensated, in part, based on the volume of business sold and we generate prospective customer interest using traditional direct response advertising methods conducted primarily offline.

For the ten-year period ended December 31, 2009, we have spent a total of $73 million in direct-to-consumer advertising and have sold approximately 193,000 new policies.

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

Characteristics of the insurance product that make it particularly well suited for delivery over the Internet include:

•	insurance is an information-based product that needs no physical shipment or warehousing of merchandise;

•	through a single medium, consumers can access information and compare a wide variety of insurance companies’ products anonymously;

•	effective two-way communication flow via the Internet allows insurance companies to interact with consumers and rapidly collect underwriting information;

•	enhanced convenience, privacy and control over the process of researching and purchasing insurance without the pressure of a commissioned agent; and

•

ability of insurance companies to target and serve segments of the market which previously were unprofitable through traditional distribution channels by reducing the need for large sales staff and costly local offices.

Many companies address the online insurance opportunity. Some companies have created “lead referral” websites for the purpose of capturing consumer name and address information to be forwarded, as a prospective sales lead, to a specified insurance company or its traditional sales force. Many of these websites are paid up-front referral fees, are aligned with a limited number of insurance companies and often do not quote many of the lowest priced insurance policies. Consumers are often still required to complete their purchase through a commissioned salesperson. Additionally, these companies typically do not offer any personalized customer service or insurance fulfillment capabilities and, therefore, do not offer a complete quote-to-policy-delivery insurance solution.

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

The Life Quotes Solution

We believe that Life Quotes provides the most comprehensive Internet-based insurance service available. Our website enables consumers to obtain instant quotes from about 30 life insurance companies and provides access to quotes for several different insurance products, including health, auto and home insurance, through third parties. Customers who prefer an offline experience can receive comparative life insurance quotes from our licensed insurance professionals and can complete an insurance application over the phone. Our web site provides consumers with insurance-related information and decision-making tools. Combining the reach and efficiency of the Internet with our proprietary database and industry expertise developed over the past 20 years, we provide a complete “quote-to-policy-delivery” insurance solution.

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

Our solution provides the following principal advantages to both consumers and insurance companies:

Comprehensive Source of Insurance Information and Products. Using our easy-to-navigate web site, consumers can access insurance-related information and decision-making tools. Our Web site also provides insurance quotes from about 30 life insurance companies, and access to quotes from third parties for several other types of insurance including private passenger automobile, dental, individual and family medical, long-term care, disability and small group medical. We believe we offer consumers access to the largest, most complete repository of comparative information on insurance products, insurance pricing and insurance providers. We empower consumers with relevant current pricing knowledge, coverage information and independent rating information so consumers can make informed buying decisions.

Guaranteed-Accurate Instant Quotes. Over the past 20 years, we have developed what we believe to be the most complete, regularly updated database used to determine insurance quotes. This database serves both the Internet shopper as well as the customer receiving quotes over the phone from a licensed agent in our call center or from an independent agent who is part of our remote agent program. We obtain and regularly update all of our pricing, underwriting and policy coverage information contained in our databases with information obtained directly from the insurance company to ensure accuracy. We offer consumers a unique $500 cash reward guarantee that we will provide an accurate quote. In addition, we also offer a $500 cash reward guarantee that we will provide the lowest price quote available with respect to term life insurance policies. We believe these Life Quotes guarantees are unmatched by any competitor.

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

Quote to Policy Delivery Support. Consumers can purchase insurance directly through us. Unlike insurance lead referral services, at Life Quotes we do not abandon the consumer once the insurance company has been selected, but continue to provide value-added support and service throughout the insurance purchase process. We facilitate this process by:

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

We implement our customer service objectives by:

•	requiring all new employees to attend “Life Quotes University,” a training course that teaches all of the service tasks we perform for our customers;

•	monitoring call center employees to ensure prompt and consistent responses to phone, mail and e-mail inquiries;

•	providing regular application status reports and Web access to our customers on a consistent basis through policy delivery; and

•	offering a 30-day cancellation option on term life policies.

Licensed National Insurance Agency. Unlike traditional insurance agents who are often only licensed in one or a limited number of states, we and/or certain of our employees are licensed to distribute insurance throughout the United States. This allows us to process and offer insurance policies to consumers nationwide.

User Friendly System. At our website, www.Lifequotes.com, consumers can access our Internet-based services, research policy options and initiate purchase requests 24 hours a day, 7 days a week. Our easy to use web site is designed for fast viewing and general compatibility with all commonly used web browsers. Callers can also receive quotes, discuss policy options with our licensed insurance agents and initiate purchase requests over the telephone.

Our Strategy

Our strategy is to be the leading service for all insurance needs of individuals. The key elements of our strategy include:

Build the Life Quotes Brand. We will continue to pursue a cost-effective marketing strategy designed to promote our Life Quotes brand and consumer awareness of the benefits of researching and buying insurance through us.

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

•

allows consumers to indicate a range of substitutability among insurance companies and policy features — for example, consumers may want to purchase insurance from a company rated “A” or better by A.M. Best;

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

Once a policy has been issued and been paid for by the consumer, we receive a commission from the insurance company. We do not charge consumers for using our technology and do not currently sell banner advertising at our Lifequotes.com web site.

Insurance Products

Life Quotes historically offered quote and policy-related information regarding term life insurance. We now also offer instant quotes and related information on additional insurance products for both individuals and small businesses. Our current product offerings include:

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

Server Hosting and Backup. Our websites are hosted by a grade “A” telecommunications data center in the Chicago, Illinois, area which provides redundant communications lines to the internet backbone, emergency power backup, and security, as well as 24-hour monitoring and engineering support. In addition, we have implemented load balancing systems and our own redundant servers to provide for fault tolerance. These redundancies permit us to perform scheduled maintenance without taking our web sites offline.

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

We intend to pursue a marketing strategy designed to promote our Life Quotes brand and consumer awareness of the benefits of buying insurance through us.

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

Material Strategic Relationships and Agreements

We selectively pursue strategic relationships and agreements to expand our access to online consumers, to build our brand name recognition and to expand our products and services with a variety of companies. Revenue associated with our agreements with strategic partners comprised approximately 10% of total revenue for the year ended December 31, 2009, primarily from the sale of leads for insurance other than term life.

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

We potentially face competition from unanticipated alternatives to our insurance service from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic. These potential competitors compete with us directly or indirectly through affiliations with other electronic commerce companies, including direct competitors. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could harm our business, results of operations and financial condition.

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

Increased competition may result in reduced operating margins, loss of market share and damage to our brand. We cannot assure you that we will be able to compete successfully against current and future competitors or that competition will not harm our business, our ability to build the Life Quotes brand, results of operations and financial condition.

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

Moreover, existing state insurance regulations require that a firm, or individual within that firm, must be licensed in order to quote an insurance premium. State insurance regulatory authorities regularly make inquiries, hold investigations and administer market conduct examinations with respect to compliance with applicable insurance laws and regulations by insurance companies and their agents. In recent years, a number of insurance agents and the life insurance companies they represent have been the subject of regulatory proceedings and litigation relating to alleged improper life insurance pricing and sales practices. Some of these agents and insurance companies have incurred or paid substantial amounts in connection with the resolution of these matters. We do not currently sell the types of life insurance — primarily cash value life insurance policies such as universal life – that are the subject of these actions.

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

The federal government does not directly regulate the marketing of most insurance products, but there has been consideration of movement toward a federal regulatory scheme. However, some products, such as variable life insurance, must be registered under federal securities laws and therefore the entities selling these products must be registered with the Financial Industry Regulatory Authority. We do not currently sell any federally regulated insurance products. If we elect to sell these federally regulated products in the future, we would be required to qualify for and obtain the required licenses and registrations. We cannot assure you that we would be able to obtain these licenses.

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

Employees

As of December 31, 2009, we had 106 employees. We have never had a work stoppage. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

Sale of Assets

On October 9, 2009 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with QuinStreet, Inc. (“Purchaser”). Pursuant to the Purchase Agreement, the Company transferred to Purchaser, among other assets, the Company’s Insure.com brand name; the Insure.com website; the articles, content and widgets on the Insure.com website (other than the life insurance quoting engine of the Company); and certain other trademarks, urls, web sites, intellectual property and other assets related to the Insure.com website, and Purchaser assumed the agreements and accounts related to such transferred assets, including content syndication agreements and relationships. The Company did not transfer, and is retaining, its insurance brokerage business, a limited amount of intellectual property (including the name Life Quotes), its life insurance quoting business and the remainder of its business not specifically transferred to Purchaser. The purchase price for the transferred assets was $16,000,000, of which $15,000,000 was paid in cash to the Company on the closing date and $1,000,000 will be paid to the Company in cash on the first anniversary of the closing date pursuant to the terms of a promissory note executed by Purchaser. The promissory note is unsecured, and does not bear interest.

The Company made certain legal and factual representations and warranties to Purchaser in the Purchase Agreement including with respect to: due organization, corporate power, due authorization, no conflicts, third party consents, absence of changes, undisclosed liabilities, intellectual property and privacy, contracts, compliance with legal requirements, governmental authorizations, tax matters, independent contractors, insurance, related party transactions, proceedings and orders, active advertisers, negative reviews, title to assets, sufficiency of assets, receipt of a financial opinion and brokers. The representations, warranties and covenants contained in the Purchase Agreement, which were made only for purposes of that agreement and as of specific dates, were solely for the benefit of the parties to the Purchase Agreement, might be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts) and might be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Purchase Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the Company, Purchaser or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties might change after the date of the Purchase Agreement, which subsequent information might or might not be fully reflected in the Company’s public disclosures.

Pursuant to the Purchase Agreement, the Company agreed that, for a period of three years after the closing date, neither the Company nor its any of its officers, directors or 10% or greater stockholders (excluding Zions Bancorporation) will: (i) engage in any actions or activities that could reasonably lead to the material diminishment of the value of the transferred websites anywhere in the world or operate any pay per click bidding, affiliate program or publisher accounts with lead aggregators or other entities under the name or password or account identifier after the closing date that is the same as any such account used in conjunction with any transferred website on or before the closing date; or (ii) solicit any employees, contractors, consultants, customers, vendors or suppliers of Purchaser to terminate their relationship with Purchaser, subject to certain exceptions described below. The Company may engage in its remaining business so long as the Company’s activities are consistent with the limitations set forth in the Purchase Agreement. Specifically, the Company and its affiliates will not be permitted to (i) create or operate any website that is confusingly similar to or has a similar look and feel as the transferred websites (for the avoidance of doubt, meaning using the same font, colors or organizational structure on its website); (ii) copy, display or use any articles or other content from the transferred websites on any website of the Company; (iii) copy, recreate, or reverse engineer any tools or widgets on the transferred websites; or (iv) engage in any action that could reasonably damage any third party links to the transferred websites, including without limitation, any attempt to have such links removed or changed, informing the owner or operator of sites that link to the transferred websites that the websites have been purchased by Purchaser (other than as specifically provided in the Purchase Agreement), or soliciting or otherwise encouraging of sites that link to the transferred websites to link to any Company website; provided that these restrictions do not apply with respect to certain traffic affiliates of the transferred websites. The Company agreed that it shall not provide articles, tools, widgets, or other content to its current content syndication partners for three years, provided that the Company may create a life insurance calculator for use in its remaining business. The Company also agreed to change the layout, look and feel of its life insurance quoting engine and to change the text in the lead form for the life insurance quoting engine so that it is substantially different from the existing text.

Purchaser agreed for a period of three years after the closing date not to disparage the Company’s remaining business, or solicit the Company’s employees, vendors or customers to terminate their relationship with the Company. Within ninety days after the closing date, the Company will use its reasonable best efforts to change its name and its ticker symbol and within seven days after receipt of evidence of the name change, the Company will file applications with the insurance regulators concerning its change of name.

Except for certain specified representations, the representations and warranties survive for a period of fourteen months after the closing date. The Company will indemnify Purchaser for excluded liabilities, excluded assets, ownership or operation of the transferred assets prior to the closing date, breaches of representations and warranties, breaches of covenants and fraud. Purchaser will indemnify the Company for assumed liabilities, assumed assets, ownership or operation of transferred assets from and after the closing date, breaches of representations and warranties, breaches of covenants and fraud. For breaches of representations and warranties other than the specified representations, losses must exceed $100,000 prior to recovering damages for indemnification, in which case a party can recover for every dollar in excess of $100,000, and the total amount of losses cannot exceed $1,500,000. For any other breaches or other indemnification claims, the deductible and limitation concepts described above do not apply; provided, however for certain breaches, the total amount of damages that can be recovered is limited to $16,000,000.

Item 1A.	Risk Factors

Risks Related to Our Business

Our insurance brokerage business has been profitable periodically and may not be profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 through the nine months ended September 30, 2009. The operating profit earned in the fourth quarter of 2009 was primarily due to a non-recurring gain from the sale of assets. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2009 in order to achieve profitability. Even though we achieved profitability in the second and third quarters of 2008 and the first and fourth quarters of 2009, we may not be able to maintain profitability in the future.

If the term life insurance industry declines, our business will suffer because approximately 89% of our 2009 revenues were derived from the sale of term life insurance

For the year ended December 31, 2009, approximately 89% of our revenue was derived from the sale of individual term life insurance. Because of this high concentration of revenue from one line of insurance, our current financial condition is largely dependent on the economic health of the term life insurance industry. If sales of term life insurance decline, for any reason, our business would be substantially harmed. In addition, in recent years, term life insurance premiums have been declining. If term life insurance premiums continue to decline, it will become even more difficult for us to become profitable.

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

We must develop our brand recognition in order to remain competitive

In October 2009, we sold our Insure.com brand name, including certain trademarks, urls, websites, website content and our insurance articles library, and we are now operating with a new website, www.lifequotes.com. There are many other insurance brokers, insurance carriers and Web sites that offer services that are competitive with our services. Therefore, we believe that recognition and a favorable consumer perception of the Lifequotes.com brand is essential to our future success. Accordingly, we intend to pursue a brand development strategy consisting of advertising, online marketing, and promotional efforts. If these activities do not result in increased recognition of the new brand, our business, results of operations and financial condition could be harmed.

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads. We generated fee revenues totaling approximately $1.4 million and $2.6 million from these sources during the years ended December 31, 2009 and 2008, respectively. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

Also, in October 2009, we sold our Insure.com brand name, including certain trademarks, urls, websites, website content and our insurance articles library, and we are now operating with a new website, www.lifequotes.com. As a result of this transaction, we expect revenue from the sale of leads to decrease significantly in the short term. If we are unable to generate significant traffic to our website, we may not be able to generate significant amounts of revenue from the sale of leads and our business, results of operations and financial condition would be harmed.

If we lose any of our key executive officers, our business may suffer because we rely on their knowledge of our business

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

The former owner of Life Quotes has a limited non-competition agreement with us

Kenneth Manley, the former owner of Life Quotes, has a non-competition agreement with us that prevents him from competing with us for up to six years, ending in April 2010. However, the agreement allows Manley to form a life insurance agency with members of his family provided that he acts only as a general agent placing business through us as managing general agent. He is limited to being able to produce a maximum of $2 million per year in commissionable premium, subject to annual inflationary adjustments. This arrangement could result in Manley obtaining business that we might otherwise have obtained directly.

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

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices during the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $2.7 million and $2.6 million for the years ended December 31, 2009 and 2008, respectively.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Life Quotes and their interests may not be the same as our public stockholders

As of February 26, 2010, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 8% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

The investor rights agreement we signed with Zions contains supermajority board voting provisions that could make it more difficult for stockholders to change the policies of our Board of Directors and elect new members to our Board of Directors

So long as Zions holds 40% of the 2.4 million shares issued to them, or approximately 35% of the shares outstanding as of December 31, 2009, the investor rights agreement we signed with Zions gives Zions the right to nominate or appoint one member of our Board of Directors. We must also receive a vote of 75% of our directors for us to:

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

If our remaining goodwill becomes impaired, we will be required to write off some or all of it against earnings, which may negatively impact the price of our common stock

Our balance sheet contains goodwill in the amount of $3.1 million as a result of our 2004 purchase of certain of the assets of Life Quotes, Inc. While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, an impairment might exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No impairment was recorded as a result of our December 31, 2009 impairment review. The determination of fair value is a combination of a market valuation based on a comparison with similar public companies (guideline company method), a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates, and a transaction method, which looks at recent acquisitions of similar companies. The use of different estimates or assumptions could produce different results.

During 2010, and for as long as we have goodwill on our balance sheet, we will continue to review for indicators of goodwill impairment. If it were determined that the fair value of the entity were less than the carrying amount of the entity, an additional impairment charge could be recorded. Recording such a charge would decrease earnings and could lead to a decline in the price of our common stock.

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

Furthermore, as of February 26, 2010, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 74% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchase of Equity Securities.

Market Information. Our common stock began trading on the Nasdaq National Market under the symbol “QUOT” on August 3, 1999, the date of our initial public offering. Prior to this date, no established public trading market for our common equity existed. Effective the opening of business on July 20, 2001, our stock listing was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market, which is now known as the Nasdaq Capital Market, retaining its existing symbol, QUOT. On January 8, 2007, the ticker symbol for our common stock was changed to NSUR. On October 28, 2009, the ticker symbol for our common stock was again changed to QUOT. As of February 26, 2010, the approximate number of record holders of our common stock was 800. The last sale price of our common stock on February 25, 2010 was $3.25. The following table sets forth, for the period indicated, the high and low last sale price of our common stock as reported on the Nasdaq Capital Market, as applicable.

	High	Low

2009:
First Quarter	$3.25	$2.24
Second Quarter	2.50	1.52
Third Quarter	3.49	1.22
Fourth Quarter	3.37	2.55

2008:
First Quarter	$4.50	$3.34
Second Quarter	4.00	2.94
Third Quarter	3.50	2.89
Fourth Quarter	3.50	1.98

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

Issuer purchases of equity securities. On January 31, 2008, the Company’s Board of Directors authorized the repurchase of up to 600,000 shares of its common stock. On July 24, 2008, the Company’s Board of Directors cancelled its previous authorization, and authorized the repurchase of up to an additional 600,000 shares of its common stock, with no expiration date. Following is information concerning the results of those programs during the quarter ended December 31, 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2009	0	$—	0	478,310

November 1 through November 30, 2009	0	$—	0	478,310

December 1 through December 31, 2009	0	$—	0	478,310

Total	0	$—	0	478,310

See also the Equity Compensation Plan information in Item 11 of this Form 10-K.

ITEM 6.	Selected Financial Data.

The historical statement of operations data and balance sheet data in the table below is derived from our audited financial statements, some of which are included elsewhere in this annual report. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes, and other financial information included elsewhere in this annual report. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$14,650	$15,667	$18,020	$17,219	$17,101
Expenses:
Selling and marketing	2,728	3,942	5,687	8,784	6,541
Operations	9,074	8,875	8,860	6,165	7,275
General and administrative	3,454	3,432	3,306	3,531	3,764
Depreciation and amortization	818	786	784	853	973
Impairment of land and building	—	—	—	1,801	—
Impairment of goodwill	—	—	—	—	3,750

Total expenses	16,074	17,035	18,637	21,134	22,303

Gain on sale of assets (1)	15,606	—	—	—	—

Operating income (loss)	14,182	(1,368)	(617)	(3,915)	(5,202)
Interest income	281	365	442	327	276
Realized gain (loss) on sale of securities	—	4	—	—	—

Income (loss) before income taxes	14,463	(999)	(175)	(3,588)	(4,926)
Income tax expense	290	—	—	—	—

Net income (loss)	$14,173	$(999)	$(175)	$(3,588)	$(4,926)

Net income (loss) per share:
Basic	$2.09	$(0.14)	$(0.02)	$(0.49)	$(0.67)
Diluted	$2.09	$(0.14)	$(0.02)	$(0.49)	$(0.67)

Weighted average common shares and equivalents, basic and diluted
Basic	6,766	7,012	7,294	7,312	7,329
Diluted	6,783	7,012	7,294	7,312	7,329

(1)	Gain from the sale of the Insure.com name, website and related assets.

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Cash and equivalents	$16,022	$927	$2,072	$1,300	$747
Working capital	23,135	7,963	12,933	11,383	7,190
Total assets	33,105	18,319	20,939	20,671	24,055
Total liabilities	2,474	1,957	1,695	1,347	1,441
Total stockholders’ equity	30,631	16,362	19,244	19,324	22,614

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(number of policies)
Selected Operating Statistics:
Policies sold
Term life	17,551	15,495	15,291	12,080	16,845
Health and other	—	—	—	—	315

Total policies sold	17,551	15,495	15,291	12,080	17,160

Selected Quarterly Operating Results

The following tables set forth unaudited quarterly statements of operations data for 2009 and 2008. The information for each of these quarters has been prepared on substantially the same basis as the audited financial statements included elsewhere in this annual report, and, in our opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Historical results are not necessarily indicative of the results to be expected in the future, and results of interim periods are not necessarily indicative of results for the entire year.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2009

Revenues	$4,023	$4,105	$3,216	$3,306
Expenses:
Selling and marketing	593	982	788	365
Operations	2,296	2,343	2,401	2,034
General and administrative	820	880	920	834
Depreciation and amortization	189	209	211	209

Total expenses	3,898	4,414	4,320	3,442

Gain on sale of assets	—	—	—	15,606

Operating income (loss)	125	(309)	(1,104)	15,470
Interest income	67	69	66	79

Income (loss) before income taxes	192	(240)	(1,038)	15,549
Income tax expense	—	—	—	290

Net income (loss)	$192	$(240)	$(1,038)	$15,259

Net income (loss) per share
Basic	$0.03	$(0.04)	$(0.15)	$2.26
Diluted	$0.03	$(0.04)	$(0.15)	$2.25

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	(in thousands, except per share data)
2008

Revenues	$3,968	$4,056	$4,137	$3,506
Expenses:
Selling and marketing	1,281	1,028	918	715
Operations	2,235	1,997	2,211	2,432
General and administrative	872	872	784	904
Depreciation and amortization	207	201	191	187

Total expenses	4,595	4,098	4,104	4,238

Operating income (loss)	(627)	(42)	33	(732)
Interest income	111	99	78	77
Realized gain on sale of securities	4	—	—	—

Net income (loss)	$(512)	$57	$111	$(655)

Net income (loss) per share basic and diluted	$(0.07)	$0.01	$0.02	$(0.10)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General and administrative expenses include cost not directly attributed to the operations of the Company, including certain management and administrative wages, legal, audit rent and insurance expenses.

We have established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, or the plans, to provide additional incentives to our employees, officers, and directors. Under the plans, an aggregate of 800,000 shares of Life Quotes common stock may be granted to participants in the plans. The Company accounts for stock options in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, “Computation of Stock Compensation.” (ASC 718) Generally, the approach in ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Intangible assets acquired in 2004 in the acquisition of certain assets of Life Quotes, Inc. consist of the following:

		Accumulated Amortization
	Gross Intangible	as of December 31,		Estimated	Amortization
	Asset Balance	2009	2008	Useful Life	Method
Insurance contract renewals	$3,537,834	$2,438,195	$2,105,574	10 years	Accelerated
Non-compete agreement	588,751	556,043	457,918	6 years	Straight line

Total	$4,126,585	$2,994,238	$2,563,492

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

The Company’s assets recorded at fair value are categorized based upon a fair value hierarchy which ranks the quality and reliability of the information used to determine fair value. The fair value of the Company’s investments is determined using unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities (Level 1). We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method.

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

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). Such impairment reviews are performed at the entity level, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not an impairment would need to be charged against current period earnings. No impairment was recorded as a result of our December 31, 2009 impairment review, as the calculated fair value of the reporting unit exceeded the carrying value by approximately 7%. The determination of fair value and the impairment are based on a combination of a market valuation based on a comparison with similar public companies (guideline company method), a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates, and a transaction method, which looks at recent acquisitions of similar companies. The use of different estimates or assumptions could produce different results. If the Company is unable to achieve the anticipated projected operating results utilized in the discounted cash flow analysis, there may be future goodwill impairment charges. The Company’s carrying value as of December 31, 2009 exceeds the market capitalization of the Company by approximately $8 million. The Company does not consider its market capitalization to necessarily be the best indicator of the fair value of the Company given the following considerations: (1) approximately 70% of the Company’s common stock is held by 3 insiders which significantly limits the public float and trading activity of the Company’s common stock, resulting in extremely low trading volume, (2) the quoted market price of the Company’s common stock does not factor in any market based control premiums and (3) there has been significant volatility in the equity markets over the past twelve months. Given these factors, the Company believes the methods utilized by the Company to assess the fair value of the Company for the goodwill impairment analysis are more appropriate than utilizing the Company’s market capitalization as the primary indicator of fair value for purposes of goodwill impairment testing.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Revenues decreased $1 million or 6.5%, to $14.7 million in 2009 from $15.7 million in 2008. The components of revenue are as follows:

	Year ended December 31,
	2009	2008

Revenues:
Commissions -Life	$13,005,147	$12,690,740
Commissions-Health	209,296	262,791
Sales of insurance leads	1,435,760	2,713,794

Total revenue	$14,650,203	$15,667,325

Life insurance commissions increased $314,000, or 2.5%, even though policies sold increased by about 13% from 15,495 to 17,551. Our average commission revenue per policy declined by 10%, from $836 to $753. Commission from health insurance decreased 20% in 2009, as we discontinued brokerage sales for health insurance during the first quarter of 2005, and are now outsourcing this business to third parties. As a result, there were no new health insurance policies sold during 2009 or 2008. All of the commissions result from previously-sold policies that continue in force. Fees from the sale of internet insurance leads decreased 47% to $1.4 million in 2009, compared to $2.7 million in 2008. This decrease results primarily from a decrease in the number of internet leads being sold, which resulted primarily from a decrease in advertising. We expect this revenue source to fall significantly in 2010 as a result of the sale of our Insure.com website.

Expenses

Selling and Marketing. Selling and marketing expenses decreased $1.2 million, or 31%, in 2009 when compared with 2008, to a total of $2.7 million in 2009 compared to $3.9 million in 2008. We intentionally decreased our advertising spending in 2009 as we were generating more leads than were required for our growing call center. As a result, selling and marketing expenses decreased to 19% of revenue, compared to 25% of revenue in 2008.

Operations. Operations expenses increased by 2%, or $199,000, in 2009. The majority of this category consists of wages and bonuses for the agents in our call center, as well as for the support staff that processes and case manages the applications and delivered policies. These costs increased by 7%, or $398,000 in 2009. Decreases in other categories, such as freight, postage and outside technology consulting, partially offset the increase in salaries.

General and Administrative. General and administrative expenses increased by less than 1%, or $22,000, in 2009 to a total of $3.5 million. Most of the increase resulted from higher insurance costs and legal fees.

Depreciation and amortization. Depreciation and amortization increased by 4%, or $33,000, in 2009 when compared to 2008. Amortization costs related to the life insurance renewals acquired in 2004 declines each year in anticipation of policy lapses that will result in steadily declining revenue from these renewal contracts. This decrease was offset by higher depreciation charges on new computer equipment and capitalized software development costs.

Gain on Sale of Assets

On October 9, 2009, we sold our Insure.com brand name, including certain trademarks, urls, websites, website content, and its insurance articles library for $15 million in cash and a $1 million non-interest bearing note receivable, recording a net gain on the transaction after expenses and note discount of $15,606,000. As a result of this sale, we changed our corporate name to Life Quotes, Inc.

Interest Income

Interest income was $281,000 in 2009 compared to $365,000 in 2008. There was no interest expense in 2009 or 2008. Interest income decreased due to lower interest rates in 2009, as well as a decrease in invested assets prior to the sale of our former website and related assets in the fourth quarter of 2009. The current low interest rate environment will likely continue to negatively impact our interest income, as much of our interest income is derived from short term investments.

Income Taxes (Benefit)

We had income tax expense in 2009 related to alternative minimum tax. The taxes paid may be recouped in the future through a credit against future income taxes. However, given the lack of historical taxable income, we fully reserved the amount of the prepayment, which resulted in tax expense of $290,000. We had no income tax benefit for 2008 due to valuation allowances provided against net deferred tax assets as a result of the uncertainty of the future utilization of our net operating loss carryforward assets.

Liquidity and Capital Resources

We currently expect that our cash, cash equivalents, certificates of deposit and fixed maturity investments of approximately $24 million at December 31, 2009 will be sufficient to meet our anticipated cash requirements for at least the next 12 months. The timing and amounts of our working capital expenditures are difficult to predict, and if they vary materially, we may require additional financing. If we require additional equity financing, it may be dilutive to our stockholders and the equity securities issued in a subsequent offering may have rights or privileges senior to our common stock. If debt financing is available, it may require additional restrictive covenants with respect to dividends, raising capital and other financial and operational matters, which could impact or restrict our operations. If we cannot obtain adequate financing on acceptable terms, we may be required to reduce the scope of our marketing or operations, which could harm our business, results of operations and our financial condition.

Our sources of funds will consist primarily of commissions generated from the sale of life insurance products, fee revenue from the sale of insurance leads, investment income, and maturity proceeds from our certificates of deposit and fixed maturity portfolio. The principal uses of funds are selling and marketing expenses, operations, general and administrative expenses, and acquisitions of furniture, equipment and software.

Operating activities used cash of $96,000 in 2009, while cash provided by operating activities was approximately $93,000 in 2008, as shown in our statements of cash flows included elsewhere in this annual report. The decline in operating cash flow in 2009, as compared to 2008, resulted primarily from a larger operating loss, exclusive of the gain on the sale of the website and related assets.

Cash provided by investment activities was $15.2 million in 2009 and $600,000 in 2008. In 2009, the sale of the Insure.com name, website and related assets provided cash of $14.7 million, net of expenses. Cash was also provided from the proceeds of investment and certificate of deposit maturities exceeding amounts reinvested and spent on fixed asset purchases. During 2008, fixed asset purchases totaled $336,000, which was significantly higher than the $86,000 spent in 2009, and resulted primarily from investing in new computer hardware and software, both from life cycle replacements as well as the development of a new customer management system.

Cash used for financing activities in 2009 and 2008 totaled $ 21,000 and $1.8 million, respectively, and consisted of the repurchase of shares of our common stock.

We have no significant off-balance sheet arrangements.

Cash Flow Obligations

In the normal course of business, we enter into financing transactions, lease agreements, or other commitments. These commitments may obligate us to certain cash flows during future periods. The following table summarizes such obligations as of December 31, 2009:

Payments due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,327,556	317,362	663,507	346,687	—
Purchase obligations	—	—	—	—	—

Recent Accounting Pronouncements

In September 2006, the FASB issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February of 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. In October 2008, FASB provided guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of ASC 820 did not have a material effect on the financial statements.

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Since the effective date of ASC 805, the Company has not had any business combinations which would require the application of ASC 805.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted ASC 855 beginning April 1, 2009. The adoption of ASC 855 did not have a material impact on the consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events through March 5, 2010, the date the consolidated financial statements were issued. See discussion in the Basis of Presentation section of Note 2.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (ASC 105). ASC 105 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised all references in this Form 10-K to the authoritative accounting principles to reflect the Codification.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents, investments in a variety of marketable securities, including both government and corporate obligations, and certificates of deposit.

Substantially all of our investments are subject to interest rate risk. We consider all of our investments as available-for-sale. There were net accumulated unrealized gains on those investments totaling $64,491 at December 31, 2009. As of December 31, 2008, there were net accumulated unrealized losses of $51,234 on those investments.

We did not hold any derivative financial instruments as of December 31, 2009, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency and do not have any risk associated with foreign currency transactions.

A 1% increase in interest rates would not decrease the fair market value of our investments by a material amount.

Item 8.	Financial Statements and Supplementary Data

The financial statements are indexed in the Index to Financial Statements, which appear on Pages F-1 through F-17 hereof, and are incorporated in this Item by reference thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 in ensuring that all material information required to be filed in this annual report have been made known to them in a timely fashion.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Act. Under the supervision and with the participation of our management, including the CEO and CFO, an evaluation as of December 31, 2009 was performed of the effectiveness of our internal control over financial reporting. The evaluation was based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. Based on the evaluation under the framework in “Internal Control — Integrated Framework” issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

In the fourth fiscal quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections entitled “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders scheduled for May 13, 2010.

The following table sets forth information regarding our executive officers and certain other key employees.

Name	Age	Position
Robert S. Bland	56	Chairman of the Board, President and Chief Executive Officer
William V. Thoms	57	Executive Vice President , Chief Operating Officer
Phillip A. Perillo	60	Senior Vice President, Chief Financial Officer

Robert S. Bland has served as our Chairman of the Board, President and Chief Executive Officer since he founded Life Quotes in 1984. From 1979 to 1984, Mr. Bland was president and sole stockholder of Security Funding Corporation, an insurance agency. In March 1984, Mr. Bland sold Security Funding Corporation in order to raise capital to found Life Quotes. Mr. Bland holds a B.S. in marketing from the University of Colorado.

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

The sections entitled “Executive Compensation,” excluding the Compensation Committee Report and the stock price performance graph, “Management—Director Compensation” and “Management—Compensation Committee Interlocks and Insider Participation” are incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders scheduled for May 13, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Principal Shareholders” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders scheduled for May 13, 2010.

The following table sets forth the following information as of December 31, 2009: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	334,099	$3.88	432,655
Equity compensation plans not approved by security holders	—	—	—
Total	334,099	$3.88	432,655

Please see note 7 to the audited financial statements of Life Quotes included elsewhere in this Annual Report on Form 10-K for a description of the material features of the Life Quotes, Inc. Stock Option Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The section entitled “Certain Relationships and Related Transactions” is incorporated herein by reference from our proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders scheduled for May 13, 2010.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees for each of the last two fiscal years for professional services rendered by BDO Seidman, LLP (“BDO”), our registered independent public accounting firm for the audit of our annual financial statements and review of quarterly financial statements included in our Forms 10-Q were $190,000 in 2009 and $181,500 in 2008.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by BDO that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under the caption “Audit Fees” were $0 in 2009 and $0 in 2008.

Tax Fees

For the last two years, there were no fees billed for professional services rendered by BDO for tax compliance, tax advice and tax planning.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by BDO, other than the services reported above, were $0 in 2009 and $0 in 2008.

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

All of the above services for 2009 were approved in advance by our Audit Committee, as required by the Audit Committee Charter.

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

All required schedules are included.

LIFE QUOTES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Life Quotes, Inc.

Darien, Illinois

We have audited the accompanying balance sheets of Life Quotes, Inc. (formerly Insure.com, Inc.) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Life Quotes, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Chicago, Illinois
March 5, 2010

ITEM 8.	FINANCIAL STATEMENTS

LIFE QUOTES, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Cash and equivalents	$16,021,870	$927,308
Certificates of deposit	1,656,000	2,181,000
Fixed maturity investments-available for sale at fair value	3,561,145	2,159,985
Commissions receivable, less allowances (2009-$765,000; 2008-$605,000)	3,014,368	2,902,394
Note receivable, net of discount of $37,698	962,302	—
Other assets	393,290	484,860

Total current assets	25,608,975	8,655,547

Certificates of deposit	1,241,000	1,265,000
Fixed maturity investments-available for sale at fair value	1,037,015	2,448,155
Furniture, equipment and computer software at cost, less accumulated depreciation (2009-$4,437,000; 2008-$4,049,000)	967,718	1,270,225
Intangible assets at cost, less accumulated amortization (2009-$2,994,000;
2008-$2,563,000)	1,132,347	1,563,093
Goodwill	3,117,470	3,117,470

Total Assets	$33,104,525	$18,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses-current	$2,473,547	$1,957,437

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued:
9,691,276; shares outstanding: 2009-6,764,358, 2008-6,773,058	29,074	29,074
Additional paid in capital	77,155,756	77,154,879
Accumulated deficit	(40,804,735)	(54,977,694)
Treasury stock at cost: 2009-2,926,918 shares; 2008-2,918,218 shares	(5,813,608)	(5,792,972)
Accumulated other comprehensive income (loss)	64,491	(51,234)

Total stockholders’ equity	30,630,978	16,362,053

Total liabilities and stockholders equity	$33,104,525	$18,319,490

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues:
Commissions and fees	$14,650,203	$15,667,325

Expenses:
Selling and marketing	2,727,790	3,942,349
Operations	9,073,804	8,874,696
General and administrative	3,453,679	3,431,956
Depreciation	388,037	317,850
Amortization	430,746	467,703

Total expenses	16,074,056	17,034,554
Gain on sale of assets	15,605,553	—

Operating income (loss)	14,181,700	(1,367,229)
Interest income	281,259	364,541
Net realized gain on sale of securities	—	4,148

Income (loss) before income taxes	14,462,959	(998,540)
Income tax expense	290,000	—

Net income (loss)	$14,172,959	$(998,540)

Net income (loss) per common share:
Basic	$2.09	$(0.14)
Diluted	$2.09	$(0.14)
Weighted average common shares and equivalents outstanding:
Basic	6,765,827	7,012,458
Diluted	6,782,883	7,012,458

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock					Accumulated
	Number of Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
2008
Balance at January 1	9,691,276	$29,074	$77,145,919	$(53,979,154)	$(3,954,997)	$3,014	$19,243,856
Net loss				(998,540)			(998,540)
Other comprehensive loss-net unrealized loss on investments						(54,248)	(54,248)

Total comprehensive loss							(1,052,788)
Stock option compensation			8,960				8,960
Purchase of 510,052 shares of treasury stock					(1,837,975)		(1,837,975)

Balance at December 31	9,691,276	29,074	77,154,879	(54,977,694)	(5,792,972)	(51,234)	16,362,053

2009
Net income				14,172,959			14,172,959
Other comprehensive income-net unrealized gain on investments						115,725	115,725

Total comprehensive income							14,288,684
Stock option compensation			877				877
Purchase of 8,700 shares of treasury stock					(20,636)		(20,636)

Balance at December 31, 2009	9,691,276	$29,074	$77,155,756	$(40,804,735)	$(5,813,608)	$64,491	$30,630,978

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$14,172,959	$(998,540)
Adjustments to reconcile to net cash (used in) provided by operating activities:
Amortization of discount on note receivable	(9,921)	—
Gain on sale of assets	(15,605,553)	—
Depreciation expense	388,037	317,850
Amortization of premiums and discounts on investments	31,315	(99,066)
Amortization of intangible assets	430,746	467,703
Stock option expense	877	8,960
Commissions receivable	(111,974)	360,594
Accounts payable and accrued expenses	516,110	172,813
Other	91,570	(137,140)

Net cash (used in ) provided by operating activities	(95,834)	93,174

Cash flows from investing activities:
Proceeds from sale of assets	15,000,000	—
Costs paid in connection with sale of assets	(346,828)	—
Purchase of investments	(2,058,610)	(6,666,064)
Purchase of certificates of deposit	(1,730,000)	(4,714,000)
Proceeds from investment maturities	2,153,000	11,048,000
Proceeds from certificates of deposit maturities	2,279,000	1,268,000
Purchase of furniture, equipment and computer software	(85,530)	(335,944)

Net cash provided by investing activities	15,211,032	599,992

Cash flows from financing activities:
Purchase of treasury stock	(20,636)	(1,837,975)

Net cash used by financing activities	(20,636)	(1,837,975)

Net increase (decrease) in cash and cash equivalents	15,094,562	(1,144,809)
Cash and equivalents at beginning of year	927,308	2,072,117

Cash and equivalents at end of year	$16,021,870	$927,308

Non-cash Investing Activity

In connection with the sale of the Company’s Insure.com name and website assets, the Company received a note receivable of $1 million, in addition to $15 million in cash.

See accompanying notes.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Life Quotes, Inc., formerly Insure.com, Inc. (the Company) is an insurance agency and brokerage. Since its inception in 1984, the Company has been continuously developing a proprietary and comprehensive insurance price comparison and order-entry system that provides instant quotes from about 30 life insurance companies for term life insurance products. The Company uses this database to provide customers with a large array of comparative life insurance quotes online, over the phone or by mail, and allows the customer to purchase insurance from the insurance company of their choice either online or over the phone with the Company’s licensed insurance customer service staff. The Company’s website also provides insurance information and decision-making tools, along with access to other forms of personal insurance, such as auto, health, homeowners, renters, long-term care and travel insurance through various third party web sites and other sources. The Company generates revenues from the receipt of commissions and fees paid by various sources, that are tied directly to the volume of insurance sales or traffic that is produced. The Company conducts its insurance agency and brokerage operations using salaried personnel and generates prospective customer interest using traditional direct response advertising methods conducted primarily offline.

In the periods covered in the accompanying financial statements, the Company’s primary revenue source has been commissions derived from the sale of individual term life insurance. Applications are underwritten and commissions are received from numerous life insurance companies. Revenues from four of these companies in 2009, and one of these companies in 2008, have exceeded ten percent of the Company’s total revenues. In 2009, the four life insurance companies accounted for 20%, 17%, 10% and 10%, respectively of our revenues, and in 2008, one life insurance company accounted for 20% of our revenues. The Company’s business represents one reporting segment.

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

Revenue Recognition

We recognize the full first year commission revenues on term life insurance after the insurance company approves the policy and accepts the initial premium payment, which may be annual, semi-annual quarterly or monthly. At the time revenue is recognized, an allowance is recorded based on historical information for estimated commissions that will not be received due to the non-payment of installment first year premiums and any premium refunds made by the insurance carriers. If actual non-payment of first year premiums changes, revisions to the allowance may be required. Based on the information available, the Company believes the allowance is adequate. However, actual write-offs may exceed the recorded allowance.

We recognize commission revenue on other lines of insurance, primarily health insurance, after we receive notice that the insurance company has received payment of the related premium. We receive bonuses based upon individual criteria set by insurance companies. We recognize bonus revenue in the period in which it is earned. Bonus revenues are typically higher in the fourth quarter of our fiscal year due to the bonus system used by many life insurance companies, which pay greater amounts based upon the achievement of certain levels of annual production. Revenues for renewal commissions are recognized after we receive notice that the insurance company has received payment for a renewal premium. Renewal commission rates are significantly less than first year commission rates and may not be offered by every insurance company. We also generate revenue from the sale of leads for various lines of insurance to third parties. Customers that purchase leads pay for these leads either at the point the lead is provided or in some instances when the leads results in an additional action, such as a quote or revenue for the customer. We recognize revenue from the sale of these leads when the earnings process is complete and the payment amount is fixed.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

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

Furniture, Equipment, and Computer Software

Furniture, equipment, and capitalized application development costs of internal-use computer software are depreciated over useful lives of three to seven years using principally the straight-line method of depreciation. Repair and maintenance costs are charged to expense as incurred.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets over the remaining lives of the assets are less than the carrying amount of those items. The impairment charge that would be recorded would reduce the carrying value to the estimated fair value.

Intangible Assets

Intangible assets consist of the following:

	Gross Intangible Assst	Accumulated Amortization as of December 31,		Estimated	Amortization
	Balance	2009	2008	Useful Life	Method
Insurance contract renewals	$3,537,834	$2,438,195	$2,105,574	10 years	Accelerated
Non-compete agreement	588,751	556,043	457,918	6 years	Straight line

Total	$4,126,585	$2,994,238	$2,563,492

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value of insurance contract renewals was estimated based on the actual policies in force as of the acquisition date, and the renewal commission rates paid by each insurance carrier. These commissions were estimated to have a useful life of ten years, based on the terms of the contracts with the insurance carriers, and an annual lapse rate was applied to the expected renewals for each carrier based on historical trends. Amortization is on an accelerated basis, as renewal commissions will decline each year due to lapses. The ultimate realization of the value of the contract renewals is dependant on a number of factors, including actual lapse ratios, which can be affected by factors not under our control, such as death rates and the pricing level of insurance policies that could be purchased to replace the policies in the renewal stream. As a result, the actual amount realized from the contract renewals acquired may differ significantly from the amount recorded in the financial statements, causing impairment. The Company compares the actual amount of commissions received with the amounts that were estimated in order to determine whether there is an impairment of the remaining asset. As of December 31, 2009, there was no impairment of the insurance contract renewals asset. Amortization expense from these intangible assets totaled $431,000 in 2009 and $468,000 in 2008, and is expected to total $332,000 in 2010, $269,000 in 2011, $242,000 in 2012 and $218,000 in 2013.

Goodwill

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise) using a two step process. Such impairment reviews are performed at the entity level, as the Company has one reporting unit. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the Company with its carrying amount, including goodwill. The fair value of the Company is determined using a combination of a market valuation based on a comparison with similar public companies (guideline company method), a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates, and a transaction method, which considers recent acquisitions of similar companies. The assumptions about future cash flows and growth rates are based on the Company’s budget and long range plans. Discount rate assumptions are based on an assessment of risk inherent in the Company. If the calculated fair value of the Company exceeds its carrying amount, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the entity exceeds the calculated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the Company is allocated to all of the assets and liabilities of the Company (including any unrecognized intangible assets) as if the Company had been acquired in a business combination and the fair value of the Company was the purchase price paid to acquire the Company.

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

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes in its financial statements the impact of a tax position if that tax position more likely than not will be sustained on an audit based on the technical merits of the position. The Company’s policy is to recognize interest and penalties related to income tax matters in interest and income tax expense, respectively.

Non-operating Income and Expense

In 2008, the Company realized gains of $4,148 on fixed maturity investments that were called before their due date. There were no realized gains or losses in 2009.

Net Income (Loss) Per Share

Basic net income (loss) per share reflects net income (loss) divided by the weighted average number of common shares outstanding. Diluted net income per share includes the effect of common share equivalents. Diluted income (loss) per share does not include the effect of common share equivalents if the effect would be antidilutive. At December 31, 2009 and 2008, there were a total of 334,099 and 402,464 common share equivalents outstanding, of which 200,766 and 402,464, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been antidilutive.

Other Comprehensive Income or Loss

Other comprehensive income or loss includes unrealized gain or loss on investments, as follows:

	Years ended December 31,
	2008	2008
Unrealized gain (loss) on investments	$115,725	$(50,100)
Less: Reclassification adjustment for realized gains included in income	—	(4,148)

Other comprehensive income (loss)	$115,725	$(54,248)

The specific identification method was used for calculating gains or losses on securities reclassified.

Stock Options

The Company accounts for stock option grants in accordance with FASB Accounting Standards Codification (ASC) 718, “Computation of Stock Compensation” (ASC 718), which requires the recognition of compensation expense for all stock options granted to employees. During the years ended December 31, 2009 and 2008, the Company recorded compensation expense related to stock options in its statement of operations in the amount of $1,000 and $9,000, respectively, with no related income tax benefit recognized. There was no unrecognized compensation expense related to stock options as of December 31, 2009. Expense was calculated using the Black-Scholes options pricing model. Due to a lack of historical information, the expected term is based on the midpoint between the vesting term and contract term. The volatility assumption is based on historical information.

Recent Accounting Pronouncements

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures,” (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820-10 was effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of ASC 820 for non-financial assets and liabilities which are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. In October 2008, FASB provided guidance in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of ASC 820 did not have a material effect on the financial statements.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued ASC 805, “Business Combinations.” ASC 805 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Since the effective date of ASC 805, the Company has not had any business combinations which would require the application of ASC 805.

In May 2009, the FASB issued ASC 855, Subsequent Events (ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted ASC 855 beginning April 1, 2009. The adoption of ASC 855 did not have a material impact on the consolidated financial position, results of operations or cash flows. The Company has evaluated subsequent events through March 5, 2010, the date the consolidated financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (ASC 105). ASC 105 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of ASC 105, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has revised all references to the authoritative accounting principles to reflect the Codification.

3. Investments

Investments are classified as available-for-sale securities and are reported at fair value, as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009:
U.S. Government agency bonds	$—	$—	$—	$—
Corporate bonds and commercial paper	4,533,669	64,491	—	4,598,160

Total	$4,533,669	$64,491	$—	$4,598,160

December 31, 2008:
U.S. Government agency bonds	$1,648,251	$9,774	$—	$1,658,025
Corporate bonds and commercial paper	3,011,123	—	61,008	2,950,115

Total	$4,659,374	$9,774	$61,008	$4,608,140

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2009, investment maturities are as follows:

	Amortized Cost	Fair Value
Due in one year or less	3,518,986	3,561,145
Due in 1-2 years	1,014,683	1,037,015

The Company’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities.

The Company’s assets recorded at fair value are categorized based upon a fair value hierarchy in accordance with ASC 820, “Fair Value Measurement sand Disclosures”. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value.

The levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total
Corporate bonds and commercial paper	$4,598,160	$—	$—	$4,598,160

Total	$4,598,160	$—	$—	$4,598,160

Assets at Fair Value as of December 31, 2008

	Level 1	Level 2	Level 3	Total
U.S. Government agency bonds	$1,658,025	$—	$—	$1,658,025
Corporate bonds and commercial paper	2,950,115	—	—	2,950,115

Total	$4,608,140	$—	$—	$4,608,140

4. Income Taxes

A reconciliation of income taxes (benefit) based on the federal tax rate to amounts reported in the statements of operations is as follows:

	Years Ended December 31,
	2009	2008
Pre-tax income (loss) times federal rate	$4,917,000	$(340,000)
State income tax (credit), net of federal benefit	694,000	(48,000)
Utilization of net operating loss carryforward	(5,489,000)	—
Increase in valuation allowance	70,000	426,000
Other	98,000	(38,000)

Income tax expense	$290,000	$—

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax liabilities	$—	$—
Deferred tax assets:
Net operating loss carryforwards	13,546,000	19,035,000
Alternative minimum tax	290,000	—
Capital loss carryforward	—	16,000
Depreciation and amortization	1,459,000	1,657,000
Other	471,000	516,000

Total gross deferred tax assets	15,766,000	21,224,000
Valuation allowance	(15,766,000)	(21,224,000)

Net deferred tax assets	—	—

Net deferred tax amounts	$—	$—

As of December 31, 2009, the Company had net operating loss carryforwards of approximately $35,000,000 available to offset future taxable income, which expire in 2015 to 2028. There were no income taxes paid or recovered in 2008 or 2009.

The Company adopted the requirements of the FASB regarding accounting for uncertainty in income taxes as of January 1, 2007. The guidance specifies how tax benefits for uncertain tax positions are to be measured, recognized and disclosed in the financial statements. The adoption of it did not have a material effect on the Company’s financial statements. As of December 31, 2009, the Company’s federal and state income tax returns for 2006 and subsequent years were subject to examination.

5. Goodwill

As discussed in Note 2, the Company reviews goodwill for impairment annually and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. There were no indicators of impairment in either 2009 or 2008. As of December 31, 2009 and 2008, the Company has goodwill of $3,117,470, which is net of an impairment of $3,750,000 recorded in 2005. Based on our annual impairment testing for the year ended December 31, 2009, it was concluded there was no impairment of goodwill as the calculated fair value of the reporting unit exceeded the carrying value by approximately 7%. The determination of the fair value of the reporting unit is based on a combination of a market calculation based on a comparison with similar public companies (guideline company method) a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates, and a transaction method, which looks at recent acquisitions of similar companies. The use of different assumptions could produce different results. If the Company is unable to achieve the anticipated projected operating results utilized in the discounted cash flow analysis, there may be future goodwill impairment.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

6. Stockholders’ Equity

Treasury Stock

As of December 31, 2009, the Company is authorized to repurchase 478,000 additional shares of its common stock. The Company repurchased 8,700 and 510,052 common shares in 2009 and 2008 for $20,636 and $1,837,975, respectively

Employee Stock Purchase Plan

The Company has a plan under which employees could purchase shares of the Company’s common stock through payroll deductions of up to 10% of each employee’s compensation. Shares may be purchased at 85% of the lower of the fair value of the common stock on the first or the last day of each six-month offering period. The Company reserved 83,333 shares for purchase under the plan, of which 63,929 were available at December 31, 2009. However, this plan is currently inactive.

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

7. Stock Options

The Company has established the 1997 Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, (the Plans), to provide additional incentives to our employees, officers, and directors. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the Plans, an aggregate of 800,000 shares of Life Quotes common stock may be granted to participants in the Plans. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. Options granted under the Plans vest over periods ranging from one to three years, and expire if not exercised within ten years. As of December 31, 2009, there were options outstanding on 284,099 shares of stock under these Plans.

The fair value of each option is estimated on the date of the grant using the Black-Scholes model with the assumptions noted in the table below. In order to calculate stock option compensation expense in 2009 and 2008, the estimated fair values of the option grants are amortized to expense over the options’ vesting period.

There were no stock options granted during 2009 or 2008.

In connection with the 2001 acquisition of selected assets of Insurance News Network, LLC, the Company issued options to acquire 50,000 shares of its common stock at a price of $2.00 per share. These options remain outstanding as of December 31, 2009.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of options activity as of December 31, 2009, and changes during the two years then ended is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, January 1, 2008	448,660	$6.02	5.6	$289,775

Granted	—
Exercised	—
Forfeited	(46,196)	5.39

Balance, December 31, 2008	402,464	$5.97	4.7	$41,450

Granted	—
Exercised	—
Forfeited	(68,365)	16.90

Balance, December 31, 2009	334,099	$3.88	4.1	$51,167

Exercisable as of December 31, 2009	334,099	$3.88	4.1	$51,167
Exercisable as of December 31, 2008	400,797	$6.11	4.7	$41,450

As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.

LIFE QUOTES, INC.

NOTES TO FINANCIAL STATEMENTS

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of :

	As of December 31,
	2009	2008
Advertising	$373,967	$346,756
Wages and payroll taxes	189,520	107,669
Vacation	178,385	250,272
Accounting and legal expenses	159,034	120,320
Revenue share	693,034	473,985
Rent	460,713	482,681
Income taxes payable	290,000	—
Other	128,894	175,754

Total	$2,473,547	$1,957,437

9. Sale of Assets

On October 9, 2009, the Company sold its Insure.com brand name, including certain trademarks, urls, websites, website content, and its insurance articles library for $15,000,000 in cash plus a $1,000,000 non-interest bearing note receivable due one year from the date of the sale. After transaction costs of $346,828 and discounting the note receivable by $47,619, the Company recorded a gain from the sale of these assets of $15,605,553.

10. Commitments and Contingencies

As of December 31, 2009, the Company leases office space in Darien, IL under an operating lease agreement in which the Company is committed to rent expense of approximately $290,000 in 2010, 2011, 2012 and 2013. Estimated future minimum lease payments required under the lease are $317,000 in 2010, $327,000 in 2011, $337,000 in 2012 and $347,000 in 2013. The difference between the expense recognized and payments required results in a decrease in the liability for deferred rent.

Rent expense was $248,000 in 2009 and $249,000 in 2008.

The Company has employment agreements with two of its executives under which the Company would be required to pay severance of one to two years of annual salary to terminate those agreements. The Company has an employment agreement with one additional executive under which the Company would be required to pay severance of two years of annual salary in the event of a change in control.

The Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that are believed to have a material effect on the Company’s financial position.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2010.

LIFE QUOTES, INC.

By:	/s/ ROBERT S. BLAND
Robert S. Bland,
Chairman, President and Chief Executive Officer

/s/ WILLIAM V. THOMS
William V. Thoms, Executive Vice President,
Chief Operating Officer, and Director

/s/ PHILLIP A. PERILLO
Phillip A. Perillo, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ BRUCE J. RUEBEN
Bruce J. Rueben, Director

/s/ TIMOTHY F. SHANNON
Timothy F. Shannon, Director

/s/ JEREMIAH A. DENTON, JR.
Jeremiah A. Denton, Jr., Director

/s/ RICHARD F. GRETSCH
Richard F. Gretsch, Director

/s/ JOHN B. HOPKINS
John B. Hopkins, Director

EXHIBITS

FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1†	Restated Certificate of Incorporation of Company.
3.2†	Amended and Restated By-Laws of the Company.
4.3†	Form of Rights Agreement.
4.3(a) †	Certificate of Designation, Preferences and Rights.
10.1†	Quotesmith.com 1997 Stock Option Plan (as amended and restated March 29, 1999) of Registrant
10.2†	Quotesmith.com 1999 Employee Stock Purchase Plan.
10.3†	Employment Agreement between the Company and Robert S. Bland.
10.4†	Employment Agreement between the Company and William V. Thoms.
10.5†††	Employment Agreement between the Company and Phillip A. Perillo.
10.6†	Form of Director Indemnification Agreement.
10.7†	Lease dated as of August 1994, between the Company and LaSalle National Trust N.A.
10.8†	Lease Amendment Agreement dated as of November 1995, between the Company and LaSalle National Trust N.A.
10.9†	Lease Amendment Agreement as of September 1997, between the Company and LaSalle National Trust N.A.
10.10†	Lease Amendment Agreement dated as of July 1998, between the Company and LaSalle National Trust N.A.
10.11†	Services Agreement, dated as of September 9, 1998, by and between the Company and Intuit Insurance Services, Inc.
10.12†	Investor Rights Agreement, dated February 10, 1999, between the Company and Intuit Inc.
10.13†††	Investor Rights Agreement, dated as of March 1, 2004, between the Company, Zions Bancorporation, Robert S. Bland and William V. Thoms.
10.14†††	Quotesmith.com, Inc. 2004 Non-Qualified Stock Option Plan
10.15††	Asset Purchase Agreement dated as of October 9, 2009, between the Company and Quinstreet, Inc.
10.16††	Promissory Note dated October 9, 2009, issued to the Company by Quinstreet, Inc.
21.0	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer, Pursuant to Section 1350 of Title 18 of the United States Code
32.2	Certification of Chief Financial Officer, Pursuant to Section 1350 of Title 18 of the United States Code
99.1†††	Code of Ethics

†	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration no. 333-79355), initially filed with the Securities and Exchange Commission on May 26, 1999, as amended.
††	Incorporated by reference to the Company’s Form 8-K filing on October 13, 2009.
†††	Incorporated by reference to the Company’s 2008 Annual Report of Form 10-K.