Form 10-K/A
period 2009-12-31
Life Quotes
filed 2010-04-30
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

As of April 26, 2010, 6,767,691 shares of the Registrant’s Common Stock, $.003 par value were outstanding.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

Life Quotes, Inc. (the “Company”, “we,” “us,” “our,” or “Life Quotes”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”) which was originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2010, solely to set forth information required by Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This amendment amends and restates in its entirety Items 10, 11, 12 and 13 of Part III of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our Board of Directors, including the nominees to the Board, our executive officers and certain other key employees as of March 12, 2009:

NAME	AGE	POSITION

Robert S. Bland	56	Chairman of the Board, President, Chief Executive Officer

William V. Thoms	57	Executive Vice President, Chief Operating Officer, Director

Phillip A. Perillo	60	Senior Vice President, Chief Financial Officer

Jeremiah A. Denton, Jr.	84	Director

Bruce J. Rueben	57	Director

Timothy F. Shannon	56	Director

John B. Hopkins	45	Director

Richard F. Gretsch	57	Director

Robert S. Bland has served as our Chairman of the Board, President and Chief Executive Officer since he founded Life Quotes in 1984. From 1979 to 1984, Mr. Bland was president and sole stockholder of Security Funding Corporation, an insurance agency. In March 1984, Mr. Bland sold Security Funding Corporation in order to raise capital to found Life Quotes. Mr. Bland holds a B.S. in marketing from the University of Colorado and has earned the Chartered Life Underwriter (CLU) designation. He was nominated to serve as a director due to his knowledge of the industry and because he is the founder of the Company and a major shareholder.

William V. Thoms has served as our Executive Vice President, Chief Operating Officer and as a director since 1994. From 1988 to 1993, Mr. Thoms was responsible for our operations and customer service departments. Mr. Thoms is a founding stockholder. Prior to joining us, Mr. Thoms was a sales manager for Western Dressing, Inc., a privately held salad dressing manufacturing company, from 1972 to 1987. He was nominated to serve as a director due to his knowledge of the industry, has been with the Company for over twenty years and because he is a significant shareholder.

Phillip A. Perillo has served as our Senior Vice President and Chief Financial Officer since May 2002. Mr. Perillo has over twenty years of insurance industry experience, with companies such as the Zurich American Insurance Group and Marsh & McLennan. Mr. Perillo holds an M.B.A. in Finance from DePaul University and a B.S. in Accounting from the University of Illinois at Chicago.

Admiral Jeremiah A. Denton, Jr. became a director of Life Quotes in August 1999. He currently serves as president of the National Forum Foundation. Admiral Denton was elected as a United States Senator from Alabama in 1980, and served from 1981 to 1987. From 1987 to 1989, Admiral Denton, after being appointed by President Reagan, served as chairman of the presidential Commission on Merchant Marine and Defense. Admiral Denton holds a B.S. from the United States Naval Academy and an M.A. in international affairs from George Washington University. He was nominated to serve as a director due to his experience in managing large organizations and in recognition of his character as demonstrated by his long service to our country.

Bruce J. Rueben became a director of Life Quotes in January 1998. He has been president of the Florida Hospital Association since 2008. Previously, he was president of the Minnesota Hospital and Health Care Partnership, Minnesota’s hospital association, from 1998 until 2008. From 1994 to 1998, Mr. Rueben was president of the Maine Hospital Association. From 1989 to 1994, Mr. Rueben was senior vice president and assistant treasurer of the Virginia Hospital Association. Mr. Rueben holds a B.S. from the Virginia Commonwealth University School of Business and a M.B.A. from the University of South Carolina. He was nominated to serve as a director due to his extensive business background and experience in managing large organizations.

Timothy F. Shannon became a director of Life Quotes in January 1998. Since 1991, he has been President of Bradner Smith & Company, a subsidiary of Bradner Central Company. In 1995, he was appointed to the Bradner Central Company Board of Directors. Bradner Central Company, headquartered in Elk Grove Village, Illinois, is a wholesale paper distribution company. Mr. Shannon holds a B.S. in Business Administration from the University of Illinois. He was nominated to serve as a director due to his extensive business background and experience in managing large organizations.

John B. Hopkins became a director of Life Quotes in August 2004. He currently serves as Chief Executive Officer of ProviderPay, a subsidiary of Zions Bancorporation. Previously, he was Vice President, Finance of Zions Bancorporation, a position he held from 2003 to 2006. From 2001 to 2003, he was the Chief Financial Officer of the e-Commerce Unit of Zions Bancorporation. From 1998 to 2000, he was Director, Financial Planning of Citrix Systems in Fort Lauderdale, Florida. Mr. Hopkins holds a B.S. in finance from the University of Utah and an M.B.A. from the University of Chicago. He was selected to serve as the representative of Zions Bancorporation (Zions), a major shareholder of the Company, pursuant to the shareholder agreement with Zions, and because of his financial expertise.

Richard F. Gretsch became a director of Life Quotes in August 1999. He currently serves as global offering manager for AT&T Global Network Services and has held this position since AT&T purchased the IBM global network. Mr. Gretsch had been global offering manager for IBM Internet Connection Service since 1995. Mr. Gretsch holds a B.S. in finance and accounting from the University of Arizona and a M.B.A. from the University of Notre Dame. He was nominated to serve as a director due to his extensive business background and experience in managing large organizations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than ten percent of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and to provide us with copies of such reports. Based solely on a review of the copies provided to us and written representations from such reporting persons, we believe that all applicable Section 16(a) filing requirements have been met for such reporting persons.

Board Committees and Meetings

Our audit committee consists of Messrs. Gretsch, Shannon, Rueben and Hopkins. Mr. Hopkins serves as the audit committee’s financial expert. Each member of the audit committee satisfies the independence requirements established by the Nasdaq Marketplace Rules.

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

A copy of our Code of Ethics can be found on our website, www.lifequotes.com.

Item 11.	Executive Compensation

Director Compensation

Directors who are also employees of Life Quotes (Messrs. Bland and Thoms) receive no additional compensation for serving on our Board of Directors. Non-employee directors receive an annual stipend of $16,000 and $500 per committee meeting attended. In addition, we reimburse non-employee directors for all reasonable travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive stock option grants under the Life Quotes, Inc. 1997 Stock Option Plan. No options were granted to non-employee directors in 2009 or 2008.

The following table presents the compensation paid to our directors in 2009.

2009 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Jeremiah A. Denton (1)	$16,000	$—	$—	$—	$—	$—	$16,000

Richard F. Gretsch (1)	19,000	—	—	—	—	—	19,000

John B. Hopkins (2)	19,000	—	—	—	—	—	19,000

Bruce J. Rueben (1)	18,500	—	—	—	—	—	18,500

Timothy F. Shannon (1)	19,000	—	—	—	—	—	19,000

1.	Messrs. Denton, Gretsch, Rueben and Shannon each have options to purchase 10,833 shares of common stock as of December 31, 2009.
2.	Mr. Hopkins has options to purchase 7,500 shares of common stock as of December 31, 2009.

Compensation Discussion and Analysis

Our Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company.

Objectives of the Company’s Compensation Program

The primary objective of our compensation program, including our executive compensation program, is to attract and retain qualified executives who are dedicated to achieving the Company’s goals. A further objective of our compensation program is to provide incentives and reward the executives for their contributions to the Company. In addition, we want to promote an ownership mentality among key leadership and the Board of Directors. Finally, we want to ensure that our compensation program is perceived as fundamentally fair to our shareholders.

What Our Compensation Program is Designed to Reward

Our compensation program is designed to reward each executive’s contribution to the Company. In measuring the executive officers’ contribution to the Company, the Compensation Committee considers numerous factors including the Company’s growth and financial performance. Regarding most compensation matters, including executive and director compensation, our Chief Executive Officer provides recommendations to the Compensation Committee; however, the Compensation Committee does not delegate any of its functions to others in setting compensation. We do not currently engage any consultant related to executive and/or director compensation matters.

Stock price performance has not been a factor in determining annual compensation because the price of the Company’s common stock is subject to a variety of factors outside our control. The Company does not have an exact formula for allocating between cash and non-cash compensation.

Elements of Company’s Compensation Program and Why We Chose Each (How It Relates to Objectives)

Annual executive officer compensation consists primarily of a base salary component plus a bonus opportunity based on the financial results of the Company. It is the Compensation Committee’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with our other stakeholders.

Certain of our executive officers received stock option grants in 2006 and 2007 under the Company’s stock option plan, but no options were granted in 2009 or 2008. We believe that through our stock option plan, the economic interests of our officers are more closely aligned to those of the shareholders. The number of stock options granted to each officer is made on a discretionary, rather than a formula, basis by the Compensation Committee.

How the Company Chose the Amounts Each Element of Compensation

Each executive officer’s current and prior compensation is considered in setting future compensation. In addition, we review the compensation practices of other companies. To some extent, our compensation plan is based on the market and the companies we compete against for executives. The elements of our plan (e.g., base salary, bonus and stock options) are clearly similar to the elements used by many companies. The exact base pay, bonus and stock option grant are chosen in an attempt to balance our competing objectives of fairness to all stakeholders and attracting/retaining officers.

The grant date for stock option grants to executives is established when the Company’s Compensation Committee approves the grant. The exercise price of each of our stock options grants is the market closing price on the grant date. If at the time of any planned option grant, any member of our Board of Directors or executive officers is aware of material non-public information, the Company would not generally make the planned stock option grant.

Accounting and Tax Considerations

We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the Service Provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. The Company has no individuals with non-performance based compensation paid in excess of the Internal Revenue Code Section 162(m) tax deduction limit.

SUMMARY COMPENSATION TABLE

The following table includes information concerning compensation for the three year period ended December 31, 2009 in reference to our named executive officers, which includes required disclosure related to our principal executive officer, our principal financial officer and our other most highly compensated executive officer in each year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Robert S. Bland President, Chief Executive Officer	2007	329,963	—	—	—	—	—	—	329,963
	2008	367,426	—	—	—	—	—	—	367,426
	2009	365,496	75,000	—	—	—	—	—	440,496

William V. Thoms ExecutiveVice President, Chief Operating Officer	2007	320,354	—	—	—	—	—	—	320,354
	2008	333,173	—	—	—	—	—	—	333,173
	2009	315,000	50,000	—	—	—	—	—	365,000

Phillip A. Perillo Senior Vice President, Chief Financial Officer	2007	269,231	—	—	—	—	—	—	269,231
	2008	288,442	—	—	—	—	—	—	288,442
	2009	274,985	50,000	—	—	—	—	—	324,985

(1)	Amounts included in the Bonus Column of this Table are amounts earned in the year indicated, regardless of when paid. Bonuses paid for 2009 were based on the Company’s operating results for 2009.

Grants of Plan-Based Awards Table

There were no options granted during or for the year ended December 31, 2009 to any of our named executive officers.

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options previously awarded to the named executive officers and outstanding at the fiscal year end, December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable (1)	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert S. Bland	3,333		—	$6.38	8/15/2010	—	$—	—	$—
	20,000			$3.01	1/27/2016

William V. Thoms	3,333		—	$6.38	8/15/2010	—	$—	—	$—
	19,100			$3.01	1/27/2016

Phillip A. Perillo	80,000		—	$2.99	5/22/2012	—	$—	—	$—
	25,000			$3.96	12/19/2012
	50,000			$6.00	3/5/2014
	20,000			$3.01	1/27/2016

(1)	Options granted in 2006, which expire 1/27/2016, vested one year after the date issued, or 1/27/2007. All other options vested over a three-year period, with one-third of the options vesting on each of the first, second and third anniversary of the grant date.

Option Exercises and Stock Vested Table

There were no options exercised during the year ended December 31, 2009 by any of our named executive officers.

Other Elements of Compensation

There were no other elements of compensation, such as pension benefits or non-qualified defined contribution or other non-qualified deferred compensation plans, for any of our executive officers.

Employment Agreements and Change of Control Arrangements

We have entered into employment agreements with Messrs. Bland, Thoms and Perillo. These agreements set forth each executive’s base annual compensation level, eligibility for salary increases, bonuses and options and level of benefits.

In addition, the agreements for Messrs. Bland and Thoms provide for separation benefits if one of these executives is terminated without cause or if the executive terminates his employment for good reason, including a change of control of Life Quotes. In the event of a termination without cause or for good reason, each of Messrs. Bland and Thoms is entitled to receive a lump sum payment equal to two times his base annual salary. Had such an event occurred as of December 31, 2009, Messrs. Bland and Thoms would have been entitled to separation payments of $666,666 and $630,000, respectively. In the event of a separation payment, Messrs. Bland and Thoms are also entitled to gross up payments for any excise tax incurred. The agreement with Mr. Perillo provides for separation benefits in the event of a termination without cause or for good reason during the three months prior to or twelve months after a change of control, in which case Mr. Perillo is entitled to receive a lump sum payment equal to two years of base pay and bonus at the targeted amount. Had such an event occurred as of December 31, 2009, Mr. Perillo would have been entitled to a separation payment of $650,000.

On April 12, 2010, the Company amended the employment agreements of each of President and Chief Executive Officer Robert S. Bland, Executive Vice President William V. Thoms and Senior Vice President and Chief Financial Officer Phillip A. Perillo. These amendments were made in order to bring the employment agreements of these three executive officers into compliance with Internal Revenue Code (“IRC”) Sections 280G and 409A, as these IRC Sections were enacted subsequent to the dates the employment agreements were initially entered into. The amendments, among other things, (i) revise the definitions of “Change in Control”, “Disabled”, “Disability” and “Good Reason” to bring the definitions into compliance with IRC Sections 280G and 409A, (ii) revise the timing of payments previously provided for under the employment agreements. No additional amounts are payable to the executive officers under their respective employment agreements as a result of the amendments.

Compensation Committee Report

THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS SHALL NOT BE DEEMED TO BE SOLICITING MATERIAL OR TO BE INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS PROXY STATEMENT OR ANY PORTION HEREOF INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE THIS REPORT THEREIN, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions included in this Form 10-K/A. Based on the reviews and discussions referred to above, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Form 10-K/A.

The Compensation Committee

Richard F. Gretsch

John B. Hopkins

Bruce J. Rueben

Timothy F. Shannon

Compensation Committee Interlocks and Insider Participation

Since the date of our initial public offering in August 1999, Richard F. Gretsch, Bruce J. Rueben and Timothy F. Shannon have served on the compensation committee of the Board of Directors. Mr. Hopkins has served on the compensation committee since his election to the Board of Directors in 2004. None of these individuals have been or are employees of Life Quotes. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers or directors serving on our compensation committee.

Risk Management

The Company feels that it’s compensation policies for its employees aligns their compensation with the goals and objectives of the Company, and does not, therefore, encourage the them to engage in any unduly risky behavior.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information with respect to beneficial ownership of our common stock as of April 26, 2010 by: (i) each stockholder that is known to us to beneficially own more than 5% of our common stock; (ii) each of our directors, including nominees; (iii) each of our named executive officers; and (iv) all of our executive officers and directors as a group.

The mailing address for each of the below named individuals is c/o Life Quotes, Inc., 8205 South Cass Avenue, Suite 102, Darien, Illinois 60561. The mailing address for Zions is One South Main Street, Suite 1138, Salt Lake City, Utah 84111.

Applicable percentage ownership in the table below is based upon 6,767,691 shares of common stock outstanding as of April 26, 2010. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of common stock subject to options presently exercisable or exercisable within 60 days of April 26, 2010, are deemed to be outstanding for the purpose of computing the percentage ownership of the person or entity holding options, but are not treated as outstanding for the purpose of computing the percentage ownership for any other person or entity.

	Shares Beneficially Owned	Percent
Our Named Executive Officers and Directors
Robert S. Bland (1)	2,131,378	31.4%
William V. Thoms (2)	516,421	7.6%
Phillip A. Perillo (3)	175,000	2.5%

Admiral Jeremiah A. Denton, Jr. (4)	11,833	*
Richard F. Gretsch (4)	10,833	*
Timothy F. Shannon (4)	16,944	*
Bruce J. Rueben (4)	11,500	*
John B. Hopkins (5)	7,500	*

All Executive Officers and Directors as a Group (8 Persons) (6)	2,881,409	41.0%

Other 5% Stockholders
Zions Bancorporation	2,363,636	33.6%
Osmium Partners, LLC (7)	379,112	5.4%

*	Less than 1%.
(1)	Includes 888,990 shares owned by Mr. Bland as a tenant in common with his wife, Maureen A. Bland, and 1,219,055 shares owned by Southcote Partners, L.P., a limited partnership whose sole general partners are Mr. and Mrs. Bland. Also includes options to purchase 23,333 shares of common stock that are currently exercisable.
(2)	Includes options to purchase 22,433 shares of common stock that are currently exercisable.
(3)	Includes options to purchase 175,000 shares of common stock that are currently exercisable.
(4)	Includes options to purchase 10,833 shares of common stock that are currently exercisable.
(5)	Mr. Hopkins is a Vice President of Zions. Includes options to purchase 7,500 shares of common stock that are currently exercisable.
(6)	Includes options to purchase 271,598 shares of common stock that are currently exercisable.
(7)	As reported on a Schedule 13G/A filed with the Commission on February 19, 2008, by John H. Lewis (“Lewis”), Osmium Partners, LLC (“OP”), Osmium Capital, LP (“OC”), Osmium Capital II, LP (“OC2”), and Osmium Spartan, LP (“OS”). Lewis is the controlling member of OP, which serves as the general partner of OC, OC2 and OS. According to the Schedule 13G/A OC, OC2 and OS directly own 378,712 shares of Common Stock and Lewis directly owns 400 shares. Lewis and OP have shared voting and dispositive power with respect to 378,712 shares of Common Stock. The mailing address of each of Lewis, OP, OC, OC2 and OS is 288 Market Street, Suite 920 San Francisco, CA 94111.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	334,099	$3.88	432,655
Equity compensation plans not approved by security holders	—	—	—
Total	334,099	$3.88	432,655

Please see note 7 to the audited financial statements of Life Quotes included in the originally filed Annual Report on Form 10-K for a description of the material features of the Life Quotes, Inc. Stock Option Plans

Item 13	Certain Relationships and Related Transactions, and Director Independence

There are no related party transactions required to be described in this Form 10-K/A. The Company has established a policy whereby all related party transactions must be reported to and approved by the Board of Directors, or a group comprised of the members of the Board of Directors who satisfy the independence requirements established by the Nasdaq Marketplace Rules, depending on the situation.

In accordance with the Nasdaq Marketplace Rules, we have determined that Messrs. Gretsch, Shannon, Hopkins and Rueben and Admiral Denton are independent within the meaning of the Nasdaq Marketplace Rules. In accordance with the Nasdaq Marketplace Rules, the independent directors meet separately, without the non-independent directors present, following each regularly scheduled quarterly Board meeting.

Each member of our Board of Directors satisfies the independence requirements established by the Nasdaq Marketplace Rules, other than Messrs. Bland and Thoms. Each member of the compensation committee, nominating committee and audit committee satisfies the independence requirements established by the Nasdaq Marketplace Rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2010.

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