Form 10-Q
period 2010-03-31
Life Quotes
filed 2010-05-07
CIK 1079996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

6,767,691 shares of the registrant’s common stock, net of treasury shares, were outstanding as of April 30, 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIFE QUOTES, INC.

BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS

Cash and equivalents	$16,745,184	$16,021,870
Certificates of deposit	1,265,000	1,656,000
Fixed maturity investments-available for sale at fair value	2,567,290	3,561,145
Commissions receivable, less allowances (2010-$777,000; 2009-$765,000)	2,660,657	3,014,368
Note receivable, net of discount of $26,000 and $38,000	974,206	962,302
Other assets	379,228	393,290

Total current assets	24,591,565	25,608,975

Certificates of deposit	1,941,000	1,241,000
Fixed maturity investments-available for sale at fair value	509,705	1,037,015
Furniture, equipment and computer software at cost, less accumulated depreciation (2010-$4,537,000; 2009-$4,437,000)	902,355	967,718
Intangible assets at cost, less accumulated amortization (2010-$3,099,000; 2009-$2,994,000)	1,027,631	1,132,347
Goodwill	3,117,470	3,117,470

Total assets	$32,089,726	$33,104,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities-current	$2,251,129	$2,473,547

Total liabilities	2,251,129	2,473,547
Stockholders’ equity
Preferred stock, $.001 par value; shares authorized: 5,000,000; shares issued and outstanding: 0	—	—
Common stock, $.003 par value; shares authorized: 60,000,000; shares issued: 2010- 9,694,276; 2009-9,691,276; shares outstanding: 2010-6,767,691; 2009-6,674,358	29,084	29,074
Additional paid in capital	77,165,209	77,155,756
Retained earnings deficit	(41,593,990)	(40,804,735)
Treasury stock at cost: 2,926,918 shares	(5,813,608)	(5,813,608)
Accumulated other comprehensive income	51,902	64,491

Total stockholders’ equity	29,838,597	30,630,978

Total liabilities and stockholders equity	$32,089,726	$33,104,525

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2010	2009
	(unaudited)

Revenues:
Commissions and fees	$2,444,564	$4,023,094

Total revenues	2,444,564	4,023,094
Expenses:
Selling and marketing	251,540	593,186
Operations	1,964,629	2,296,337
General and administrative	882,445	819,648
Depreciation and amortization	204,866	189,309

Total expenses	3,303,480	3,898,480

Operating income (loss)	(858,916)	124,614
Investment income	69,661	67,820

Net income (loss)	$(789,255)	$192,434

Net income (loss) per common share, basic and diluted	$(0.12)	$0.03

Weighted average common shares and equivalents outstanding, basic	6,764,876	6,770,317
diluted	6,764,876	6,780,317

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained- Earnings Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares Issued	Par Value

2009
Balance at January 1	9,691,276	$29,074	$77,154,879	$(54,977,694)	$(5,792,972)	$(51,234)	$16,362,053
Net income				14,172,959			14,172,959
Other comprehensive income-net unrealized gain on investments						115,725	115,725

Total comprehensive income							14,288,684
Stock option compensation			877				877
Purchase of 8,700 shares of treasury stock					(20,636)		(20,636)

Balance at December 31	9,691,276	29,074	77,155,756	(40,804,735)	(5,813,608)	64,491	30,630,978

2010
Three months ended March 31, 2010
Net loss				(789,255)			(789,255)
Other comprehensive loss-net unrealized loss on investments						(12,589)	(12,589)

Total comprehensive loss							(801,844)
Exercise of stock options	3,333	10	9,453				9,463

Balance at March 31 (unaudited)	9,694,609	29,084	77,165,209	(41,593,990)	(5,813,608)	51,902	29,838,597

See accompanying notes.

LIFE QUOTES, INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(789,255)	$192,434
Adjustments to reconcile to net cash provided (used) by operating activities:
Amortization of discount on note receivable	(11,904)	—
Depreciation expense	100,150	75,683
Amortization of premiums and discounts on investments	8,576	5,079
Amortization of intangible assets	104,716	113,626
Stock option expense	—	501
Commissions receivable	353,711	(332,113)
Accounts payable and accrued liabilities	(222,418)	341,063
Other	14,062	(29,028)

Net cash provided (used) by operating activities	(442,362)	367,245

Cash flows from investing activities:
Purchase of investments	—	(1,058,610)
Purchase of certificates of deposit	(700,000)	(489,000)
Proceeds of investment maturities	1,500,000	828,000
Proceeds of certificate of deposit maturities	391,000	950,000
Purchase of furniture, equipment and computer software	(34,787)	(49,312)

Net cash provided by investing activities	1,156,213	181,078

Cash flows from financing activities:
Exercise of stock options	9,463	—
Purchase of treasury stock	—	(20,636)

Net cash provided (used) by financing activities	9,463	(20,636)

Net increase in cash and cash equivalents	723,314	527,687
Cash and equivalents at beginning of period	16,021,870	927,308

Cash and equivalents at end of period	$16,745,184	$1,454,995

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company has evaluated subsequent events through May 7, 2010, the date the financial statements were issued.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The fair value of certain of the Company’s financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Assets at Fair Value as of March 31, 2010

	Level 1	Level 2	Level 3	Total

Corporate bonds and commercial paper	$3,076,995	$—	$—	$3,076,995

Total	$3,076,995	$—	$—	$3,076,995

Assets at Fair Value as of December 31, 2009

	Level 1	Level 2	Level 3	Total

Corporate bonds and commercial paper	4,598,160	—	—	4,598,160

Total	$4,598,160	$—	$—	$4,598,160

4. Income (Loss) Per Share

Income (loss) per share is calculated as follows:

	Quarter Ended March 31,
	2010	2009

Net income (loss)	$(789,255)	$192,434

Basic shares outstanding	6,764,876	6,770,317

Diluted shares outstanding	6,764,876	6,780,317

Earnings (loss) per share, basic and diluted	$(0.12)	$0.03

Basic and diluted net loss per share reflects net income (loss) divided by the weighted average number of common shares outstanding. Diluted net loss per share does not include the effect of common share equivalents where the effect would be antidilutive. At March 31, 2010, there were a total of 330,766 common share equivalents outstanding.

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

Selling and marketing expenses consist primarily of direct advertising costs. These costs are expensed in the period the advertising is communicated.

Intangible assets consist of the following:

	Intangible Asset Cost	Accumulated Amortization	Estimated Useful Life	Amortization Method

Insurance contract renewals	$3,538,000	$2,518,000	10 years	Accelerated

Non-compete agreement	589,000	581,000	6 years	Straight line

Total	$4,127,000	$3,099,000

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

Our assets and liabilities recorded at fair value are categorized based upon a fair value hierarchy in accordance with ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. The fair value of certain of our financial instruments, including Cash and cash equivalents, Certificates of deposit, Accounts receivable, and Accounts payable, approximates the carrying value due to the relatively short maturity of such instruments. We classify our fixed maturity investments as available-for-sale and, accordingly, such investments are carried at fair value. The cost of fixed maturity investments is adjusted for amortization of premiums and discounts and for declines in value that are other than temporary. Temporary changes in the fair values of investments are reflected directly in stockholders’ equity as accumulated other comprehensive income or loss net of income taxes with no effect on net income or loss. Realized gains or losses are calculated using the specific identification method

While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually, or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such impairment reviews are performed at the entity level with respect to goodwill, as we have one reporting unit. Under those circumstances, if the fair value were less than the carrying amount of the entity, further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No indicators of impairment were noticed in our December 31, 2009 impairment review. The fair value of the Company is determined using a combination of a market valuation based on a comparison with similar public companies (guideline company method), a discounted cash flow analysis, which includes making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates, and a transaction method, which considers recent acquisitions of similar companies. The use of different estimates or assumptions could produce different results.

No income tax credits have been recognized relating to our tax loss carryforwards due to uncertainties relating to future taxable income.

Results of Operations

Comparison of the Quarter Ended March 31, 2010 and March 31, 2009

Revenues

Revenues decreased $1,579,000, or 39%, in the quarter ended March 31, 2010 when compared to revenue in the same quarter of 2009. The components of revenue are as follows:

	Quarter ended March 31,
	2010	2009

Revenues:
Life insurance commissions	$2,368,244	$3,461,515
Click revenue	32,197	478,627
Other	44,123	82,952

Total revenue	2,444,564	4,023,094

Life insurance commission revenue decreased $1,093,000, or 32%, for the first quarter of 2010, when compared with the same period in 2009. Total policies sold in the first quarter decreased 16% from 4,720 to 3,973, and the average revenue per policy decreased by 22%, from $872 to $804, accounting for $920,000 of the decrease in commission revenue. We also experienced an increase in first year lapsed policies, where we earned less than the full annual commission, which caused $90,000 of the decrease. Finally, increased revenue share obligations to affiliates that provided us with life leads caused $133,000 of the decrease. These declines were partially offset by an increase in renewal commissions. The decrease in paid policies can be directly attributed to a smaller staff of agents in our call center. Fees from the sale of insurance leads, also referred to as “click revenue” decreased $446,000, or 93%, during the first quarter, when compared with the revenue generated in the comparable periods in 2009. This is a direct result of our 2009 sale of our Insure.com website, which has resulted is significantly fewer leads for lines of insurance other than life.

Expenses

Expenses decreased $595,000, or 15%, in the quarter ended March 31, 2010 when compared to expenses in the same quarter of 2009. The components of expenses are as follows:

	Quarter ended March 31,
	2010	2009

Expenses:
Selling and marketing	$251,540	$593,186
Operations	1,964,629	2,296,337
General and administrative	882,445	819,648
Depreciation and amortization	204,866	189,309

Total expenses	3,303,480	3,898,480

Selling and Marketing. Selling and marketing expenses decreased $342,000, or 57%, for the first quarter of 2010, when compared to the same period in 2009. We intentionally decreased ad spending, as we were generating more leads for life insurance than our call center could effectively handle. We also discontinued certain advertising programs that were not providing leads as cost-efficiently as desired.

Operations. Operations expenses decreased $332,000, or 14%, in the first quarter of 2010 compared to the same quarter last year. Lower wage costs associated primarily with a smaller staff of agents and other reductions in staff was the main reason for the decrease.

General and Administrative. General and administrative costs increased $63,000, or 8%, in the first quarter of 2010. Higher franchise taxes caused most of this increase.

Depreciation and Amortization. Depreciation and amortization charges increased $16,000, or 8%, in the first quarter of 2010 when compared to the results in the comparable period in 2009. Depreciation expense increased $24,000 in the first quarter, as our new customer management system went live in the second quarter of 2009, and we began to depreciate the costs associated with it. This was partially offset by a decrease in amortization expense related to the insurance contract renewals acquired in 2004, which declines each year, as described above.

Investment Income

Investment income increased $2,000 in the first quarter of 2010, as a larger investment portfolio offset the effect of lower interest rates.

Income Taxes (Credit)

We had no income tax credit in 2010 due to valuation allowances provided against net deferred tax assets.

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

Cash used by operating activities was approximately $442,000 for the first three months of 2010, compared with cash provided by operating activities of $367,000 for the same period in 2009. During the first quarter of 2010, the net loss and a decrease in current liabilities exceeded non-cash expenses for depreciation and amortization, plus the net decrease in receivables. As discussed above, the net result for the first three months of 2010 showed a decline of $982,000 from the net profit shown in the first three months of 2009, as revenue decreased by $1,600,000 while expenses decreased by $595,000. Accounts payable and accrued liabilities decreased $222,000 in the first quarter primarily due to the timing of payments being made. In 2009, non-cash expenses for depreciation, amortization and stock option compensation, along with an increase in accounts payable, when added to the net profit provided positive cash flow from operations.

Cash was provided by investing activities during the first three months of 2010 in the amount of $1,156,000, as investment maturities exceeded the reinvestment of funds and the purchase of fixed assets. Cash provided by investing activities was $181,000 in the first three months of 2009, as funds reinvested and used to purchase fixed assets were exceeded by the proceeds from maturities.

Cash of $9,000 from the exercise of stock options provided cash from financing activities in the first quarter of 2010. Cash of $21,000 was used to repurchase our common stock during the first three months of 2009, accounting for the cash used by financing activities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain a portfolio of cash and equivalents and investments in a variety of fixed income securities including corporate obligations and money market funds.

Substantially all of our investments are subject to interest rate risk. We consider all investments as available-for-sale, and accumulated unrealized gains on those investments totaled $52,000 at March 31, 2010. There was an unrealized gain of $64,000 at December 31, 2009.

We did not hold any derivative financial instruments as of March 31, 2010, and have never held such instruments in the past. Additionally, all our transactions have been denoted in U.S. currency, and we do not have any risk associated with foreign currency transactions.

Due to the short-term nature of our investments, a 1% increase in interest rates would decrease the fair value of our investments by an immaterial amount.

ITEM 4.	Controls and Procedures

We completed an evaluation as of the end of the period covered by this quarterly report under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our insurance brokerage business has been profitable periodically and may not be profitable in the future

Our first complete year of focusing on our Internet based insurance service was 1997. We incurred operating losses each year subsequent to 1997 through 2008. The operating profit earned in 2009 was primarily due to a non-recurring gain from the sale of certain assets. Because of our overhead structure, including the ongoing costs of employing highly-skilled technical personnel, we will need to generate higher revenues than we did in 2009 in order to achieve profitability.

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

The sale of internet leads for lines of insurance other than life insurance may not generate a material amount of revenues for us

As part of our marketing strategy, we sell internet traffic that comes to our Web site and indicates an interest in an insurance product other than life insurance to third party Web sites and others in order to increase the realized revenue from visitors to our Web site, and at times have sold excess life insurance leads. We generated fee revenues totaling approximately $1.4 million from these sources during the years ended December 31, 2009. Most of the agreements with these third parties permit either party to terminate the agreement with short notice. As a result, we cannot assure you that any of these relationships or agreements will be profitable or generate any material amount of revenues in the future or not be renegotiated. If our sales of non-life insurance traffic do not meet our expectations regarding revenues and earnings, our business could be harmed.

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

Our bonus commission revenues are highly unpredictable and may cause fluctuations in our operating results

Our bonus commission revenues relate to the amount of premiums paid for new insurance policies to a single insurance company. In other words, if consumers purchase policies from a fewer number of insurance companies our bonus commissions may be higher than if the same policies were purchased from a larger number of insurance companies. The decision to purchase a policy from a particular insurance company typically relates to, among other factors, price of the policy and rating of the insurance company, both of which are factors over which we have no control. Insurance companies often change their prices during the year for competitive reasons. This may reduce the number of policies placed with that insurance company which may then reduce our potential bonus commissions. In addition, we have no control over the bonus commission rates that are set by each individual insurance company. As a result of these factors, we are unable to control the amount and timing of bonus commission revenues we receive in any particular quarter or year and these amounts may fluctuate significantly. Bonus commission revenues were $509,000 and $710,000 for the quarters ended March 31, 2010 and 2009, respectively.

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

Risks Related to the Ownership of Our Common Stock

Zions Bancorporation, together with two of our officers and directors, own a significant portion of our stock and control Life Quotes and their interests may not be the same as our public stockholders

As of April 30, 2010, Robert Bland, our chairman, President and Chief Executive Officer, directly or indirectly controlled approximately 31% of our outstanding common stock, William Thoms, our Executive Vice President and Chief Operating Officer, directly controlled approximately 7% of our outstanding common stock, and Zions Bancorporation controlled approximately 35% of our common stock. As a result, if Zions and Messrs. Bland and Thoms act together, or if Zions and Mr. Bland act together, they will be able to take any of the following actions without the approval of additional public stockholders:

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

The investor rights agreement we signed with Zions contains supermajority board voting provisions that could make it more difficult for stockholders to change the policies of our Board of Directors and elect new members to our Board of Directors

So long as Zions holds 40% of the 2.4 million shares issued to them, or approximately 35% of the shares outstanding as of March 31, 2010, the investor rights agreement we signed with Zions gives Zions the right to nominate or appoint one member of our Board of Directors. We must also receive a vote of 75% of our directors for us to:

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

Furthermore, as of April 30, 2010, Messrs. Bland and Thoms, together with Zions, directly or indirectly controlled approximately 73% of our outstanding common stock. This high concentration of stock ownership, together with the anti-takeover measures described above, could prevent or frustrate attempts to remove or replace incumbent management, including Messrs. Bland and Thoms. These persons may act to further their interests as management rather than the interests of the public stockholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Statement of Chief Executive Officer Pursuant to Section 302

31.2	Statement of Chief Financial Officer Pursuant to Section 302

32.1	Statement of Chief Executive Officer Pursuant to Section 1350

32.2	Statement of Chief Financial Officer Pursuant to Section 1350

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIFE QUOTES, INC.
Date: May 7, 2010
	By:	/S/ PHILLIP A. PERILLO
Phillip A. Perillo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)